Form 10-K
period 2020-12-31
Empowerment & Inclusion Capital I Corp.
filed 2021-03-29
CIK 1825720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from         to

Commission File Number: 001-39857

Empowerment & Inclusion Capital I Corp.
(Exact name of Registrant as specified in its charter)

Delaware	13-4055608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

340 Madison Avenue
New York, New York 10173
(212) 468-8655
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	EPWR.U	New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	EPWR	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	EPWR WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

The registrant was not a public company at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the New York Stock Exchange on January 8, 2021 and the registrant’s Class A common stock began separate trading on the New York Stock Exchange on March 1, 2021.

As of March 25, 2021, there were 27,600,000 shares of Class A common stock and 6,900,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPOWERMENT & INCLUSION CAPITAL I CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

■	“CEO” are to our Chief Executive Officer, Harold Ford Jr.;

■	“CFO” are to our Chief Financial Officer, Virginia Henkels;

■	“common stock” are to our Class A common stock and our Class B common stock, collectively;

■	“founder shares” are to shares of our Class B common stock held by our sponsors prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

■	“initial public offering” are to our initial public offering of 27,600,000 units, at $10.00 per unit, which closed on January 12, 2021;

■	“initial stockholders” are to our sponsors, our CEO, our CFO and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

■	“Jefferies” are to Jefferies Financial Group Inc., a New York corporation, which is one of our sponsors;

■	“management” or our “management team” are to our officers and directors;

■	“PNC” are to The PNC Financial Services Group, Inc., a Pennsylvania corporation;

■	“PNCIC” are to PNC Investment Capital Corp., a Delaware corporation, which is an affiliate of PNC;

■	“private placement warrants” are to the warrants issued to our sponsors in a private placement simultaneously with the closing of our initial public offering on January 12, 2021;

■	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

■

“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

■

“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsors (or permitted transferees, including our CEO and our CFO), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

■	“sponsors” are to PNCIC and Jefferies;

■

“trust account” are to the trust account in the United States, with Continental Stock Transfer & Trust Company acting as trustee and Morgan Stanley Wealth Management acting as investment manager, into which we deposited certain proceeds from our initial public offering and the sale of the private placement warrants;

■

“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

■	“we,” “us,” “Company” or “our company” are to Empowerment & Inclusion Capital I Corp.
3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.  Business

Our Company

We are a newly organized, blank check company incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination.

We are a special purpose acquisition company driven by a unique and critical mission: to use our significant experience and resources to acquire a diverse-led business or a business focused on promoting an inclusive economy and society and provide strategic advice in support of its ongoing growth and success to create enduring shareholder value. To share in that value creation, our sponsors, PNC and Jefferies, intend to each donate all of their respective founders shares and warrants to initiatives supporting the economic empowerment and inclusion of underrepresented groups. It is our and our sponsors’ core belief that by both empowering diverse or inclusive businesses and by our sponsors using their profits and at risk capital to reinvest in our communities, we and our sponsors can deliver significant shareholder value while also promoting racial equity and a shift to a more inclusive economy and society.

While we take an expansive view of diversity to include all underrepresented groups including women, focus will be given to Black-owned and managed companies. Similarly, while we seek to broadly expand opportunities for underrepresented groups, we recognize our impact may be most pronounced by focusing on companies that help to bring underserved communities into the financial mainstream.

We will seek to identify diverse or inclusive businesses that will benefit from access to public capital markets and the support and resources of our management team, board and PNC and Jefferies. In particular, we see the opportunity to create significant value by partnering with a well-managed company that can leverage the strategic resources our management team and our board can bring to bear during and after the initial business combination.

We see companies with diverse teams and inclusive cultures as more innovative, better able to respond to the needs of their customers and more collaborative. We believe that these traits lead to sustainable advantages in operating performance, and over time can drive attractive growth and strong investment returns.

Our focus on diverse or inclusive businesses is also meant to address what has been a historical lack of access to private and public growth capital for these firms. As a result of this challenge, there are few publicly traded diverse-led businesses or firms directly focused on economic inclusion, and therefore limited options for investors to express what we believe is a growing interest to invest in diverse or inclusive companies. We plan to deploy our capital and resources in a manner that is counter to these historical imbalances and in order to support a funding ecosystem for diverse and inclusive firms more broadly. In addition, we see an opportunity for our sponsors to increase their support for diverse business by expanding our network of relationships with diverse-led businesses that we identify through our sourcing process but that we do not ultimately acquire.

We have assembled a highly diverse, experienced and connected management team and board that, along with our sponsors, will help drive our purpose-driven mission. Collectively, our organization brings considerable expertise and resources in target sourcing, transaction structuring, financial, operational and strategic due diligence and ongoing business support across a broad set of disciplines.

Our Chairman and Chief Executive Officer, Harold Ford Jr., served in Congress for 10 years from 1997 to 2007 representing Tennessee’s 9th congressional district and was a member of the House Financial Services, Budget and Education Committees as well as the Congressional Black Caucus. After serving in the House of Representatives, Mr. Ford spent 4 years as Vice Chairman and Senior Policy Advisor of Bank of America Merrill Lynch, 7 years at Morgan Stanley, where he was a Managing Director and Senior Client Relationship Manager, and is the former non-executive Chairman of Rx Saver, a patient-directed prescription medication search engine platform. Mr. Ford has also taught public policy at Vanderbilt University and the University of Michigan. He is currently Executive Vice President and Vice Chairman of PNC’s Corporate & Institutional Banking group. Until December 29, 2020, he was a Director of Live Oak Acquisition Corporation, a blank check company founded in 2020. Mr. Ford received a B.A. in American History from the University of Pennsylvania and a J.D. from the University of Michigan Law School.

Our Chief Financial Officer and Secretary, Virginia (Ginnie) Henkels, was the Executive Vice President, Chief Financial Officer and Treasurer of Swift from 2008 to 2017, a then $4 billion publicly traded transportation services company, where she led numerous capital market transactions including its 2010 initial public offering and balance sheet recapitalization and its 2017 merger with Knight Transportation. Ms. Henkels joined Swift in 2004 and was a key leader in successfully navigating the business through the great recession after completing a $2.5 billion leveraged buyout in 2007. While at Swift, Ms. Henkels served on the board of Swift Charities, a non-profit organization focused on employee assistance grants, scholarships and community grants. Prior to Swift, she held various finance and accounting leadership positions with increasing responsibilities from 1990 to 2002 at Honeywell International, Inc., a worldwide diversified technology and manufacturing leader. Ms. Henkels currently serves on the board of three publicly traded companies: LCI Industries, Viad Corp, and Echo Global Logistics. Ms. Henkels chairs the Audit Committee and is a member of the Compensation Committee for LCI Industries, chairs the Audit Committee and is a member of the Nominating and Governance Committee for Viad Corp, and is a member of the Audit and Nominating and Governance Committees for Echo Global Logistics. Ms. Henkels is currently a member of the National Association of Corporate Directors and the Women Corporate Director organizations. Ms. Henkels received a B.S.B.A. in Finance and Real Estate from the University of Arizona and a M.B.A. from Arizona State University. She passed the May 1995 CPA and June 1995 CMA examinations.

Laura L. Long serves as one of our Directors. Previously, Ms. Long was our Interim Chief Executive Officer from September 17, 2020 until September 21, 2020, and our Interim Chief Financial Officer and Interim Secretary from September 17, 2020 to November 4, 2020. Ms. Long is Deputy General Counsel, M&A of PNC, with responsibility for legal oversight of PNC’s M&A, alternative investments and securities transactions. In this role, Ms. Long has been responsible for negotiating and executing numerous M&A transactions. Prior to joining PNC in 2006, Ms. Long practiced as an M&A attorney for Fried, Frank, Harris, Shriver & Jacobson in Los Angeles, California. She serves on the boards of Susan G. Komen of Greater Pennsylvania and Humane Animal Rescue of Pittsburgh. Ms. Long received a B.S. in Political Science from Illinois State University and a J.D. from Harvard Law School.

Richard K. Bynum serves as one of our Directors. Mr. Bynum is Chief Corporate Responsibility Officer of PNC, with responsibility for the PNC Foundation, Community Affairs and Corporate Social Responsibility; Community Development Banking; and Diversity and Inclusion. In addition, Mr. Bynum is leading the implementation of PNC’s $1 billion commitment to help end systemic racism and support the economic empowerment of Black Americans and low- to moderate-income communities. Prior to being named to his role in July 2020, Mr. Bynum served as regional president for PNC’s Greater Washington market from 2017 to 2020. He previously served as a member of PNC’s retail executive leadership team, where he led the Business Banking division. Prior to joining PNC in 2005, Mr. Bynum had a 12-year career as a senior manager for the American Red Cross. His last role with the organization was as the managing director for disaster response and emergency communications at the Chicago chapter. Mr. Bynum serves on the boards of the corporate council for the Smithsonian National Museum of African American History & Culture; the Economic Club of Washington, D.C.; the Wolf Trap National Park for the Performing Arts; the Federal City Council; the Philip L. Graham Fund Foundation; the United Way of the National Capital Area; and the Greater Washington Community Foundation. Mr. Bynum received a B.A. in Political Science from Florida State University and a M.B.A. from the Kellogg School of Management at Northwestern University. He also is a graduate of the Consumers Bankers Association Graduate School of Retail Bank Management.

Stephanie M. Phillipps serves as one of our Directors. Ms. Phillipps is a communications veteran who, during her time as a partner at Arnold & Porter, advised wireless, cable, satellite, media, and internet service providers on a broad range of transactions, mergers and acquisitions, real estate, corporate governance, and regulatory issues. Having successfully navigated over $300 billion in complex merger proceedings, Ms. Phillips thoroughly comprehends dynamic business models and how regulatory schemes affect transactions and growth strategy. Ms. Phillipps currently serves as a senior advisor to Grain Management LLC, a private equity fund which invests in the communications sector, as Treasurer and board member of the Clara Elizabeth Jackson Carter Foundation, a foundation that supports educational and cultural programs for disadvantaged youth and families, as co-founder and board member of the Harvard Law School Black Alumni Network, as board member of The Ellington Fund, which supports the only public school in Washington D.C. dedicated to the creative arts, and as founder and Chief Executive Officer of Genkast LLC, a start-up company providing digital services targeting mothers of Black children. Ms. Phillipps retired from Arnold & Porter in 2019. Ms. Phillips previously served as an experienced advocate before the Federal Communications Commission and other regulatory agencies and public bodies. Ms. Phillips received a B.A. from Harvard College and a J.D. from Harvard Law School.

Marjorie Rodgers Cheshire serves as one of our Directors. Ms. Cheshire is President and Chief Operating Officer of A&R Development, a diversified real estate investment company which owns large-scale multifamily, commercial and mixed-use properties, where she is responsible for the firm’s business operations, asset management, and strategic initiatives. Prior to joining A&R, Ms. Cheshire spent many years in senior leadership positions in the media and sports industries. Ms. Cheshire was the Senior Director of Brand & Consumer Marketing for the National Football League, was a Vice President of Business Development for Oxygen Media, and served as a Director and Special Assistant to the Chairman & CEO of ESPN. Early in her career, Ms. Cheshire also worked as a consultant at The Boston Consulting Group and in brand management at Nestle Foods. She serves as a Director of PNC, where she is Chair of the Compliance Committee and Chair of the Special Committee on Equity & Inclusion, is a Director of Exelon Corporation, Chair of the Board of Baltimore Equitable Insurance, and is a Trustee of Johns Hopkins Medicine and The Johns Hopkins Hospital. She also actively volunteers with other local civic organizations focused on education and the arts. Ms. Cheshire received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a M.B.A. from the Stanford University Graduate School of Business.

Gagan Singh serves as one of our Directors. Mr. Singh is the Chief Investment Officer of PNC, where he directs the activities of the economics group as well as mortgage servicing acquisition and hedging. In addition, Mr. Singh serves as Chief Executive Officer of PNC Capital Finance and PNC Investment Corporation, overseeing each firm’s private equity, mezzanine and alternative investments. He is a member of PNC’s asset and liability committee and chairman of its pension investment committee. Prior to joining PNC in 2004, Mr. Singh held a variety of market-related positions at J.P. Morgan Chase, including head of the North America derivatives strategy team. He is a member of the advisory board of University of Maryland’s Smith School of Business, the board of IIT Bombay Heritage Foundation and the board of Pratham USA. Mr. Singh received a B.Tech in electrical engineering from the Indian Institute of Technology, Mumbai, and an M.S. in electrical engineering from the University of Maryland.

Margaret B. (Peg) Smith serves as one of our Directors. Ms. Smith retired in June 2019 after 42 years with Experian, where she served as Executive Vice President of Investor Relations at the time of retirement. During her time at Experian, Ms. Smith worked in a myriad of areas including, sales and sales management, operations management and technology transformation, product marketing, compliance and government affairs, general management (local, regional and global roles), start-ups and incubator businesses, business development including M&A, disposals, and partnership, corporate communications, media relations and company spokesperson, industry expertise in credit, information services, and digital decisioning and corporate restructuring. Ms. Smith participated in the development of the business and the industry from its infancy and acquired deep knowledge and understanding of data collection, data quality, product development, market development, and client engagement. Ms. Smith led Experian’s expansion into decision analytics, modelling, process automation, database marketing, and other key opportunities that combined rich deep data content with decisioning tools and enabled clients to improve their businesses. Over the past decade, Ms. Smith directly participated in the buildout of Experian’s global footprint including strategic planning and business reviews in all major markets in all regions. Ms. Smith received a B.S. from the University of Pittsburgh.

Toni Townes-Whitley serves as one of our Directors. Ms. Townes-Whitley is President, U.S. Regulated Industries at Microsoft. In this role, Ms. Townes-Whitley leads Microsoft’s U.S. sales organization across the financial services, healthcare, education and federal, state and local government sectors. Previously, Ms. Townes-Whitley was Corporate Vice President for Global Industry at Microsoft. Prior to joining Microsoft, Ms. Townes-Whitley worked for CGI, an IT and business consulting services firm, from 2010 to 2015. During her tenure at CGI, Ms. Townes-Whitley held the positions of President and Chief Operating Officer from 2011 to 2015 and Senior Vice President, Civilian Agency Program, from 2010 to 2011. From 2002 to 2010, Ms. Townes-Whitley held various positions at Unisys Corporation, a global information technology company that provides a portfolio of IT services, software and technology, including Vice President, Global Public Sector, Vice President, North America Consulting & Systems Integration, and Lead Partner, Federal Civilian Business Unit. Ms. Townes-Whitley is an active participant in industry client and partner organizations, and a presenter on IT innovation and societal impact. Ms. Townes-Whitley sits on the executive committee of the World Business Council for Sustainable Development, is a board member on the United Way Worldwide, the Northern VA Tech Council and Thurgood Marshall College Fund, and serves as an advisor to the Women’s Center of Northern Virginia and a past president of Women in Technology. Ms. Townes-Whitley received a B.A. in Economics from Princeton University’s Woodrow Wilson School.

Andrea L. Zopp serves as one of our Directors. Ms. Zopp is Managing Director of Cleveland Avenue, LLC, a venture capital firm that strategically invests in innovative food, beverage and restaurant concepts and emerging brands. Until December 31, 2020, Ms. Zopp served as the President and Chief Executive Officer of World Business Chicago, the city’s economic development organization. Prior to joining World Business Chicago, Ms. Zopp was Vice President and Deputy General Counsel at Sara Lee Corporation, a $20 billion international consumer products company, Senior Vice President, General Counsel and Corporate Secretary of Sears Holdings Corporation, a $50 billion retailer with operations in the U.S. and Canada, Executive Vice President and Chief Human Resources Officer at Exelon Corporation, Deputy Mayor and Chief Neighborhood Development Officer for the City of Chicago, where she led the Mayor’s neighborhood development and community engagement efforts, and President and Chief Executive Officer of the Chicago Urban League, a 100 year old nonprofit that promotes strong sustainable communities and works for economic and educational progress for African Americans. Ms. Zopp currently serves as a director at Relativity, a global e-discovery and data management software company. Ms. Zopp previously served as a director and member of the Compensation and Human Resources and Nominating and Governance Committees of Andrew Corporation, a global communications cable and equipment manufacturer, on the board of Urban Partnership Bank, a privately held community bank, where she chaired the Human Resources Committee and served on the Nominating and Governance Committee, and as trustee of the National Urban League on, a historic civil rights organization that advocates on behalf of economic and social justice for African Americans and against racial discrimination. Ms. Zopp received a B.A. in History of Science from Harvard College and a J.D. from Harvard Law School.

We and our sponsors, PNC and Jefferies, expect to leverage the resources of each organization to pursue opportunities that may be available across a variety of industries and create value in an eventual business combination. Specifically, we will use the sourcing, structuring and execution capabilities of PNC’s Corporate & Institutional Banking group, including Harris Williams, its affiliated mergers and acquisitions advisory firm, and PNC’s Asset Management Group as well as Jefferies’ global investment banking and merchant banking businesses to identify, conduct due diligence, structure, underwrite and execute an initial business combination. We believe access to these unique channels, as well as the broader corporate capabilities of PNC and Jefferies will provide us with a definitive advantage in identifying and executing a value-accretive initial business combination.

Business Strategy

Our objective is to draw upon the significant experience and resources of our sponsors and management team to acquire a diverse-led business or a business focused on promoting an inclusive economy and society and provide strategic advice in support of its ongoing growth and success to create enduring shareholder value. Our sponsors plan to donate the capital and returns from their investment in the business to support the economic empowerment and economic inclusion of underrepresented groups.

In executing our strategy, we will leverage the broad and varied sourcing platforms of our sponsor organizations to identify a diverse, high-quality business, use our significant transaction expertise to undertake due diligence and structure an acquisition on attractive terms, and provide strategic advice in support of its ongoing growth and success.

As we undertake this purpose-driven mission, we will benefit from:

■	Unique and Timely Investment Thesis:

■

We believe that diverse and inclusive firms are more likely to outperform their peers and deliver value to stockholders. A 2020 study by McKinsey & Company found that firms with more ethnically diverse executive teams outperformed their less diverse peers in delivering higher levels of profitability. Similarly, a 2019 study by the Wall Street Journal found that the most diverse companies in the S&P 500 based on a broad set of measures outperformed others in terms of delivering total shareholder returns over 5 and 10 years. These factors are driving increasing investor interest in socially responsible firms, with Deloitte finding that the percentage of professionally managed assets under management carrying ESG mandates increased from 11% in 2012 to 26% in 2018 and they expect it will grow to 50% by 2025.

■

Attractive Target Universe: Our target universe comprises a broad and growing set of companies that have diverse ownership, diverse leadership or are focused on building a more financially inclusive society. We estimate there are more than 300 companies across a broad set of industries that meet these criteria, including a rapidly growing set of financial technology companies focused on economic inclusion.

■

Broad and Diverse Sourcing Platform: We believe our ability to leverage the reputation and diverse sourcing capabilities of our management team, our board, PNC, Jefferies and our diversity underwriters creates a significant advantage.

■

PNC is the 5th largest corporate lender as of December 31, 2020 (based on information filed with the FFIEC), and the 7th largest commercial bank, by total deposits as of December 31, 2020, in the United States, with 53,000 employees, 2,300 branches and operations, and more than 85 offices located in 70% of the largest metropolitan areas. across the country PNC employs more than 40 regional presidents, and banks over 65% of the Fortune 500 companies. Its Corporate & Institutional Banking business employs more than 700 bankers who maintain relationships with over 50,000 businesses and their owners, representing a key sourcing channel for potential acquisition opportunities, and have identified over 90,000 business and their owners as prospective clients. PNC is also the number one rated corporate payments provider in the United States as of 2020 according to Phoenix-Hecht. In addition, PNC’s investment banking affiliate Harris Williams is a leading middle market M&A advisor with relationships with a significant number of companies and owners across the United States. Similarly, PNC’s Capital Finance alternative investments business maintains extensive relationships with a wide range of businesses and private equity sponsors. Finally, PNC operates one of the largest wealth management businesses in the U.S., serving more than 40,000 high net worth and ultra-high net worth individuals and families with extensive business holdings.

10

■

Jefferies’ largest subsidiary, Jefferies Group LLC, is the largest independent and a full service investment bank in the United States based on total assets and net revenue as of and for the twelve months ended November 30, 2020 with approximately 3,900 employees including over 950 investment banking professionals covering a wide array of industries globally. Based on information from Dealogic, Jefferies is the number one ranked sponsor-backed M&A advisor by net revenue for the 12 months ended December 31, 2020 and the number five ranked sell side M&A advisor by number of transactions since 2016, including full-service firms only. Within Investment Banking, Jefferies has one of the largest dedicated financial sponsor groups in the world with over 15 senior professionals worldwide and active coverage of nearly 500 private equity firms. Jefferies also has a joint venture, Jefferies Finance LLC, with Massachusetts Mutual Life Insurance Company which underwrites primarily senior secured loans, often associated with change of control or merger and acquisition transactions, to corporate borrowers. Since its inception in 2004, Jefferies Finance has served as lead arranger of over 1,100 transactions. Through its merchant banking business, Jefferies also owns a diverse portfolio of businesses and has relationships with a broad array of companies seeking equity capital.

■	Our board and management team have extensive connections with businesses and owners across the country, with a particular focus on diverse-owned organizations.

■

Disciplined Investment Process: We will bring a sophisticated, disciplined and intense focus on selecting and structuring an eventual acquisition by leveraging the capabilities of our management team, board and sponsors.

■

Thorough Due Diligence Capabilities: In addition to the advisory capabilities of our sponsors, we will have access to the full platforms of PNC and Jefferies to support its due diligence efforts. This includes deep expertise around capital structure, liquidity, compliance, communications, operational risk, credit risk, legal and litigation, sourcing, technology, cyber security, real estate, finance, tax, sustainability, human resources, corporate governance and strategic planning.

■

Robust Structuring Expertise: Our combined platform, including our management team, board, Jefferies’ investment bank, Harris Williams, PNC’s capital markets advisory affiliate, Solebury Capital, and PNC’s M&A shareholder representative affiliate, Fortis Advisors, LLC, brings with it the extensive expertise that comes with structuring thousands of transactions across industries for many of the most sophisticated buyers in the U.S. and around the world. Our focus will be on structuring a transaction that protects our shareholders while creating a framework to drive long-term, integrated value creation. Price discipline, structural protections and a thorough understanding of the risks and mitigants of the target, the dynamics of public markets and their industry will be the cornerstones of our approach.

■

A Deep Knowledge of SPACs: Both Jefferies and PNC have extensive experience with blank check companies. Jefferies was a sponsor of Landcadia I and Landcadia II, each a blank check company. In May 2016, Landcadia I completed its $250 million initial public offering. In November 2018, Landcadia I successfully completed its initial business combination with Waitr Incorporated in a transaction valued at approximately $308 million. On May 9, 2019, Landcadia II completed its $316 million initial public offering and on December 29, 2020, it completed its initial business combination with Golden Nugget Online Gaming, Inc. PNC, through Solebury Capital, a leading IPO advisor in the United States, has advised on the issuance and initial business combinations with SPACs and companies that have been acquired by SPACs. Additionally, PNC’s affiliate, Solebury Trout, LLC is a leading investor relations advisor and premier corporate communications and ESG advisor for companies formed through mergers with blank check companies.

■

Extensive Execution Experience: We bring a deep and longstanding history of execution across our platform, and our ability and reputation to close transactions and ensure a successful transition to public ownership will make us an attractive owner for many private companies.

11

■

Significant Strategic and Capital Support Capabilities: We believe the capabilities and resources of our management team, board and sponsors will be attractive to target businesses in need of enhanced capital structures, access to a wider set of relationships and improved strategic advice. We believe that potential target companies will be interested in a relationship with our platforms and will look favorably upon PNC’s and Jefferies’ involvement in a transaction, including as significant investors after an initial business combination. Potential target companies may also have longstanding relationships with PNC and/or Jefferies advisors. In either case, the post-combination business may seek to engage us to focus on value creation, to potentially facilitate access to capital markets for further growth and to provide acquisition advice to implement roll-up strategies.

■

A Purpose-Driven Mission and Value Proposition: We expect our value proposition will be compelling to many diverse and inclusive companies that are aligned with our mission-focused approach and seek the access to capital and support that our platform can provide. We also believe investors are actively seeking access to new opportunities to invest in companies with diverse owners/operators, and inclusive operating models.

Purpose-Driven Re-Investment by Sponsors of Risk Capital and Profits

Both PNC and Jefferies have long histories of supporting diversity and inclusion as well as economic empowerment efforts.

PNC

PNC has long embraced diversity and inclusion not just as the right thing to do, but as a business imperative. To effectively compete in the market, the company recognizes that it must reflect the diversity of its customers and suppliers, as well as the communities in which it operates.

This commitment comes to life in a variety of ways, including the diversity of PNC’s Board of Directors, which today includes more people of color than at any other point in the company’s history; and in the engagement of its employees, a record number of whom are members of PNC’s Employee Business Resource Groups that provide support to colleagues with a shared heritage, gender, sexual orientation, background or intergenerational connection. In 2020, we worked to strengthen this commitment, engaging employees across the organization in an active dialogue on how PNC can continue to build an even more diverse and inclusive culture. This work is led by PNC executive leadership, including its Chief Corporate Responsibility Officer, with active input and engagement by the PNC Board of Directors.

PNC also firmly believes that its prosperity will be proportional to the prosperity the company creates for its employees and customers in the communities where PNC operates.

PNC Bank, National Association, the national bank subsidiary of PNC, has earned an “Outstanding” rating under the Community Reinvestment Act since inception more than 40 years ago, and has been nationally recognized for the impact of PNC Grow Up Great, a bilingual, multi-year initiative launched in 2004 that helps prepare children from birth to age 5 for success in school and life, with a particular emphasis on helping children, families and others in diverse and low- and moderate-income communities.

Building on these efforts, in 2020, PNC announced a commitment of more than $1 billion to help end systemic racism and support economic empowerment of Black Americans and low- and moderate-income communities. This commitment includes more than $1 billion in community development financing and capital for neighborhood revitalization, consumer and small businesses; enhancements to PNC’s existing employee matching gift program to include support for qualifying non-profit organizations that support economic empowerment and social justice educational efforts; and a commitment to fully engage PNC employees in support of qualifying social justice and economic empowerment non-profits by providing up to 40 hours of paid time off for volunteerism dedicated to these causes. It also includes more than $50 million in charitable support for national and local work focused on helping end systemic racism and promoting social justice; expanding financial education and workforce development initiatives; and enhancing low-income neighborhood revitalization and affordable housing.

PNC plans to donate the capital and investment returns from its sponsor interest in our company to the PNC Foundation to support efforts to drive economic empowerment for Black Americans and low- and moderate-income communities. The PNC Foundation is the primary vehicle for PNC’s charitable activities and seeks to form partnerships with community-based nonprofit organizations to support PNC’s philanthropic efforts. Over the last 10 years, the PNC Foundation has provided nearly $500 million of grants in the communities that PNC serves.

Jefferies

Jefferies is committed to an active role in promoting diversity and inclusion both internally, striving for a firm that reflects society as a whole, and externally, creating lasting change in the communities where Jefferies operates. Most recently, more than 1,500 employees have come together to reflect upon and discuss how racism, bias and stereotypes limit both the economic and professional opportunities of diverse communities. Addressing these issues in the near-term and long-term is of utmost importance to Jefferies through firm-wide engagement, senior leadership engagement and client and community engagement.

Jefferies’ commitment to diversity and inclusion is reinforced across the organization. Jefferies’ Global Diversity Council is chaired by Chief Executive Officer, Rich Handler, and in 2019, a full-time employee, reporting to the Head of Human Capital, was appointed to spearhead and implement diversity and inclusion policies and practices globally. In addition, several internal Employee Resource Groups have been established to foster an inclusive, diverse working environment with a focus on equitable treatment for diverse communities and providing resources and networking opportunities to promote career development and advancement. Jefferies is also focused on external diversity and inclusion efforts through various student organizations which seek to improve academic and career opportunities through paid internships, mentoring and training.

Investment Criteria

Consistent with our strategy and purpose-driven mission, we have identified the following criteria and focus areas to guide our evaluation of acquisition opportunities across industries.

■

Diversity: We seek to acquire a business with diverse owners or executive leadership or with a focus on building a more inclusive workforce, economy or society. While we take an expansive view of diversity to include all underrepresented groups as well as women, focus will be given to Black-owned and managed companies given the relatively limited set of publicly traded Black-owned and managed firms.

■

Inclusion: We seek to acquire a business with an inclusive culture that leverages best-in-class practices and strategies for creating workplace diversity across race, ethnicity, gender, age and sexual orientation. We believe diverse and inclusive businesses are more innovative, better able to respond to the needs of their customers and more collaborative, and, as a result, have the opportunity to outperform other businesses.

■

Strong Management Team: We seek to acquire a business with a strong existing management team that is aligned with our purpose-driven mission and focused on long-term value creation. Where needed, we may also look to supplement and enhance the capabilities of the target’s management team by leveraging our platform to recruit additional talent.

■

Defensible Market Position: We seek to acquire a business with a strong position in their target market as a result of a differentiated technology, proprietary intellectual property, strong brand recognition and customer reputation, privileged distribution capabilities or other competitive advantages.

■

Attractive Growth Prospects: We seek to acquire a business that has the potential to grow organically as well as through acquisitions, including those enabled by the public stock currency created in the initial business combination. We will look for companies operating in industries with appealing long-term growth characteristics where incremental investment – either organic or from acquisitions – can be levered against favorable secular tailwinds.

■

Ability to Generate Strong Cash Flows: We generally seek to acquire a business that has shown a history of generating strong and sustainable cash flows, but are open to acquiring a business that, at the time of the initial business combination, is cash-flow negative so long as it has the potential to generate strong positive cash flows in the near future.

13

■

Benefit from Our Resources: We seek to acquire a business that will benefit from access to the public capital markets as well as from the strategic advice our management team, board and sponsors can provide.

■	Sourced through Proprietary Channels: We seek to acquire a business by leveraging our broad and diverse sourcing platform and do not expect to rely on a broadly marketed process to find a target.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

The NYSE rules and our amended and restated certificate of incorporation require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) measured at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s business, assets or prospects. In addition, pursuant to NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination in such a way that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and to us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable, even if such acquisitions are not closed simultaneously.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination.

In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination.

At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote on any initial business combination or on matters related to our pre-initial business combination activity.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors and, as applicable, on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. Although we intend to focus on identifying companies that are diverse-led businesses or a business focused on promoting an inclusive economy and society, we will consider an initial business combination outside of these areas if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so.

Members of our management team own our common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsors and members of our management team are, in the ordinary course of business, made aware of potential acquisition or investment opportunities, one or more of which we may desire to pursue for an initial business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors become aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

U.S. Bank Holding Company Act and Related Matters

Background

PNC is regulated as a BHC under the BHCA, which generally restricts BHCs from engaging in business activities other than the business of banking and certain closely related activities. PNC has elected to become a FHC under the BHCA and, as such, may engage in a broader range of financial and related activities (e.g., securities underwriting, asset management, insurance and merchant banking). The ability to elect and maintain FHC status is subject to certain conditions.

Business Combination Targets’ Activities

Upon consummation of a transaction with a business combination target, it is contemplated that PNC will hold its indirect investment in the post-transaction company pursuant to the merchant banking authority of the BHCA or Section 4(k) of the BHCA, depending on the business activities of the post-transaction company.

If the post-transaction company is not exclusively engaged in financial activities that are permissible for FHCs, PNC likely will hold its indirect investment in the post-transaction company pursuant to the merchant banking authority of the BHCA. The merchant banking authority of the BHCA imposes a maximum ten-year holding period on PNC’s investment in the post-transaction company. In addition, the merchant banking authority of the BHCA will restrict employees of PNC and its affiliates (including employees of PNCIC) from participating in the routine management and operations of the post-transaction company, and will limit the ability of PNC Bank, National Association, PNC’s national bank subsidiary, to engage in cross-marketing activities with the post-transaction company.

If the post-transaction company is exclusively engaged in financial activities that are permissible for FHCs, PNC likely will hold its indirect investment in the post-transaction company as a non-controlling investment under Section 4(k) of the BHCA. In order to be a non-controlling investment, PNC could not own or control, directly or indirectly, more than 24.9% of any class of voting securities of the post-transaction company or more than 33.3% of the total equity of the post-transaction company. In addition, relationships (e.g., director or officer representatives, business relationships, etc.) between PNC and the post-transaction company would be subject to certain limitations.

If the Federal Reserve were to deem the post-transaction company to be controlled by PNC for purposes of the BHCA, the post-transaction company would be considered a subsidiary of PNC for purposes of the BHCA and subject to the supervision and regulation of the Federal Reserve, including the activity limitations applicable to subsidiaries of a BHC under the BHCA and its implementing regulations.

Covered Transactions

For various reasons, we may be considered an “affiliate” of PNC’s bank subsidiary, PNC Bank, for purposes of Sections 23A and 23B of the Federal Reserve Act and the regulations promulgated thereunder. As a result, Section 23A of the Federal Reserve Act would limit the amount of any covered transactions (e.g., extensions of credit) between PNC Bank, on the one hand, and us, on the other hand, and would require all covered transactions between PNC Bank and us to be on terms and conditions consistent with safe and sound banking practices. Furthermore, any extensions of credit from PNC Bank to us would have to be secured by a statutorily defined amount of collateral. Finally, Section 23B of the Federal Reserve Act would require that certain transactions, including all covered transactions, between PNC Bank and us be on arm’s length market terms and conditions.

The Volcker Rule

The Volcker Rule added a new Section 13 to the BHCA that restricts banking entities, such as PNC, absent an applicable exclusion or exemption, from acquiring or retaining any equity, partnership or other ownership interests in, or sponsoring a covered fund. We do not believe that our anticipated activities will subject us to the Investment Company Act and, therefore, it is not expected that we will rely on Section 3(c)(1) or 3(c)(7) of the Investment Company Act to be exempt from registration as an investment company. Accordingly, we do not expect that we will be treated as a covered fund under the Volcker Rule. Further, upon consummation of a transaction with a business combination target, it is contemplated that PNC will hold its investment in the post-transaction company pursuant to the merchant banking authority of the BHCA or as a non-controlling investment under Section 4(k) of the BHCA. Therefore, we do not expect that the post-transaction company will be a “banking entity” as defined in the Volcker Rule. Accordingly, we do not expect that the post-transaction company will be subject to the restrictions of the Volcker Rule.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships with businesses that are diverse-led or that are focused on economic inclusion. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in our initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by nonaffiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $266,340,000, after payment of $9,660,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and we cannot provide any assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Potential Target Businesses

Our officers and directors, as well as our sponsors and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsors and their respective industry and business contacts as well as their affiliates. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report on Form 10-K and know what types of businesses we are targeting. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case, any such fee will be paid out of the funds held in the trust account. Other than as disclosed elsewhere in this Annual Report on Form 10-K, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsors, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsors, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsors, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our Company from a financial point of view.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules and our amended and restated certificate of incorporation require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) measured at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement and any regulatory limitations related to PNC’s status as a bank holding company, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot provide any assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

■

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

■	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot provide any assurance that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot provide any assurance that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot provide any assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Type of Transaction
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes
21

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

■	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

■

any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

■	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with our general counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, officers, directors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsors, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsors, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsors, officers and directors entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

■

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

■	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsors, officers and directors have agreed to vote their founder shares and any public shares purchased in open market and privately negotiated transactions in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,350,001, or 37.5%, of the 27,600,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

■	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

■

file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriters’ commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our sponsors. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsors, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or to provide for redemption in connection with a business combination, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriters’ commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot provide any assurance that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot provide any assurance that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot provide any assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement entered into by our sponsors, directors, officers and us, our sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsors to reserve for such indemnification obligations, nor have we independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations. Therefore, we cannot provide any assurance that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and our public stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsors to reserve for such indemnification obligations and we cannot provide any assurance that our sponsors would be able to satisfy those obligations. Accordingly, we cannot provide any assurance that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot provide any assurance we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot provide any assurance that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or to provide for redemption in connection with a business combination, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 24 months from the closing of our initial public offering.

	REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY US OR OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price

Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and any limitations (including, but not limited to, cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.

If we seek stockholder approval of our initial business combination, our sponsors, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that our sponsors, directors, officers, advisors or their affiliates may pay in these transactions. Such purchases will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.

If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share including, interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses)), divided by the number of then outstanding public shares.

Impact to remaining stockholders

The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.

The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 340 Madison Avenue, New York, NY 10173, and our telephone number is (212) 468-8655. Our executive offices are provided to us by PNC. We have agreed to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot provide any assurance that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

PART II

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Careful consideration should be given to all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment.

Summary Risk Factors

The following is a summary of certain material risks of which we are aware. Investors should carefully consider this summary, together with the more detailed description of each risk factor contained below.

■	We are a blank check company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.

■

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

■

If we seek stockholder approval of our initial business combination, our sponsors and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

■	Our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

■

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

■

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

33

■

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that such stockholders would have to wait for liquidation in order to redeem their shares.

■

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may decrease the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

■

Although we intend to focus on identifying companies that are diverse-led businesses or a business focused on promoting an inclusive economy and society, we will consider an initial business combination outside of these areas if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so.

■

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

■

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

■

If we seek stockholder approval of our initial business combination, our sponsors, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

■

Since our sponsors, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

■

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

■

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

■

If the net proceeds from our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsors, their affiliates or members of our management team to fund our search and to complete our initial business combination.

■

Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate an investment, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

■	Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

■

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if stockholders or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, stockholders will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

■	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

■	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding public shares do not approve of the initial business combination we complete. Please see “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our sponsors, officers and directors have agreed to vote their founder shares, as well as any public shares purchased in open market and privately negotiated transactions, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,350,001, or 37.5%, of the 27,600,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. As of March 25, 2021, our initial stockholders own shares representing approximately 20.8% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our stockholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their redemption rights, unless we seek stockholder approval of the initial business combination.

Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights in connection with the closing of our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that such stockholders would have to wait for liquidation in order to redeem their stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, stockholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or such stockholders are able to sell their stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may have leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if ongoing concerns relating to COVID-19 continue to restrict travel; limit the ability to have meetings with potential investors or the target company’s personnel; or prevent vendors and services from being able to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected and cannot be predicted.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public holders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock or public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof, in privately negotiated transactions or in the open market, either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. See “Proposed Business—Permitted Purchases of Our Securities” for a description of how our sponsors, initial stockholders, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section “Item I. Business—Submitting Stock Certificates in Connection with Redemption Rights.”

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds from our initial public offering and the sale of the private placement warrants not being held in the trust account, and the working capital loans committed by our sponsors, are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account, together with the working capital loans committed by our sponsors, may not be sufficient to allow us to operate for at least the next 24 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot provide any assurance that our estimate is accurate.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our sponsors have committed to make up to $1,000,000 in working capital loans to us. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans (including the up to $1,000,000 in working capital loans committed by our sponsors) may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek advances or loans from parties other than our sponsors or an affiliate of one of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot provide any assurance that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement entered into by our sponsors, officers and directors with us, our sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsors to reserve for such indemnification obligations, nor have we independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of their public shares. Therefore, we cannot provide any assurance that our sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and our sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce their indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of this offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of this offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot provide any assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of this offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year-end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

Because we are not limited to evaluating a target business in a particular industry sector, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies that are diverse-led businesses or a business focused on promoting an inclusive economy and society but may also pursue other business combination opportunities that do not have this focus, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine, including the risks arising from the statutory and regulatory standards that apply to a company engaged in such operations. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot provide any assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot provide any assurance that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors that may or may not be diverse-led businesses or a business focused on promoting an inclusive economy and society.

Although we intend to focus on identifying companies that are diverse-led businesses or a business focused on promoting an inclusive economy and society, we will consider an initial business combination outside of these areas if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot provide any assurance that we will adequately ascertain or assess all of the significant risk factors. We also cannot provide any assurance that an investment in our securities will not ultimately prove to be less favorable to investors in this offering than a direct investment, if such an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances as described herein, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the relevant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Stockholders should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriters’ commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot provide any assurance that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of our warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or to provide for redemption in connection with a business combination. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot provide any assurance that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of this offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who will collectively beneficially own up to 20% of our common stock upon the closing of this offering (assuming they do not purchase any units in this offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or to provide for redemption in connection with a business combination, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsors, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot provide any assurance that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

Our initial stockholders own shares representing approximately 20.8% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any of our shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot provide any assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

In addition to the up to $1,000,000 in working capital loans which our sponsors have committed to make, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

■	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

■

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

■	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

■	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

■	our inability to pay dividends on our common stock;

■

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

■	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

■	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

■	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

■	other disadvantages compared to our competitors who have less debt.
49

We may be able to complete only one business combination with the proceeds of this offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from this offering and the sale of the private placement warrants, $276,000,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $9,660,000 for the payment of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

■	solely dependent upon the performance of a single business, property or asset, or

■	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

If we effect our initial business combination with a company with locations or operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with locations or operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

■	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

■	rules and regulations regarding currency redemption;

■	complex corporate withholding taxes on individuals;

■	laws governing the manner in which future business combinations may be effected;

■	exchange listing and/or delisting requirements;

■	tariffs and trade barriers;

■	regulations related to customs and import/export matters;

■	local or regional economic policies and market conditions;

■	unexpected changes in regulatory requirements;

■	conducting due diligence in a foreign market;

■	challenges in managing and staffing international operations;

■	longer payment cycles and challenges in collecting accounts receivable;

■	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;

■	currency fluctuations and exchange controls;

■	rates of inflation;

■	cultural and language differences;

■	employment regulations;

■	corruption;

■	protection of intellectual property;

■	social unrest, crime, strikes, riots and civil disturbances;

■	regime changes and political upheaval;

■	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

■	social unrest, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

■	deterioration of political relations with the United States; and

■	government appropriations of assets.
51

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Upon completion of an initial business combination, the resulting company will be subject to the particular regulatory and compliance obligations and risks associated with the target company’s business.

Upon the completion of an initial business combination, the resulting company would be subject to regulatory and compliance risks associated with the target company’s businesses. These risks might arise under a wide array of Federal, state or local laws and regulations depending on the nature of the target company’s business operations, including environmental, financial institution, insurance, consumer protection, tax, employee benefits, government contracts, intellectual property, or telecommunication laws and regulations. Compliance with, and monitoring of, any such laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and a failure to comply with such laws, regulations or rules, as interpreted and applied, could have an adverse impact on the resulting company’s business and results of operation.

Risks Relating to Our Sponsors and Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot provide any assurance that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among their various business activities, including identifying potential business combinations and monitoring the related due diligence, negotiations and other activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of this offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsors and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business conflict of interests and potential conflicts of interest, see “Item 10. Directors, Executive Officers and Corporate Governance—Officers and Directors,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or sponsors from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsors, our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our sponsors, directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, officers, directors or existing holders that may raise potential conflicts of interest.

In light of the involvement of our sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions, regarding the fairness to the Company and our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. These risks may become more acute as the 24-month deadline for the completion of our initial business combination.

Since our sponsors, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of March 25, 2021, PNCIC and Jefferies, our sponsors, our CEO and our CFO owned 54.75%, 18.25%, 20% and 7%, respectively, of the 6,900,000 issued and outstanding founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsors and CEO purchased an aggregate of 7,520,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $7,520,000, or $1.00 per warrant. The Sponsors caused the Company’s transfer agent to register in the names of our CEO and our CFO, respectively, a number of private placement warrants equal to 20% and 7%, respectively, of the total private placement warrants purchased by the Sponsors in the private placement that occurred simultaneously with the closing of our initial public offering. The private placement warrants held by our Sponsors, our CEO and our CFO will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, our sponsors have committed up to $1,000,000 in working capital loans. We may obtain additional loans from our sponsors, affiliates of our sponsors or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and to us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or to provide for redemption in connection with a business combination and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of this offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 24 months from the closing of this offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of this offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, our stockholders may be forced to sell their public shares or warrants, potentially at a loss.

Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of this offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

■	restrictions on the nature of our investments; and

■	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

■	In addition, we may have imposed upon us burdensome requirements, including:

■	registration as an investment company;

■	adoption of a specific form of corporate structure; and

■	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or to provide for redemption in connection with a business combination; or (iii) absent an initial business combination within 24 months from the closing of this offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, such stockholders will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. The stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and such stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And, as a result, our stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell stock in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot make any assurances that our securities will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of $50.0 million. We cannot provide any assurance that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

■	a limited availability of market quotations for our securities;

■	reduced liquidity for our securities;

■

a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

■	a limited amount of news and analyst coverage; and

■	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 172,400,000 and 13,100,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. Immediately after the consummation of this offering, there will be no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote on any initial business combination or on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account, (ii) vote on any initial business combination or (iii) vote on matters related to our pre-initial business combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or to provide for redemption in connection with a business combination, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

■	may significantly dilute the equity interest of investors in this offering;

■	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

■

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

■	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans (including the up to $1,000,000 in working capital loans which our sponsors have committed to make), provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot provide any assurance that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

Our stockholders may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if stockholders do so, they will receive fewer shares of Class A common stock from such exercise than if theywere to exercise such warrants for cash.

Under the following circumstances, the exercise of the public warrants may be required or permitted to be made on a cashless basis: (i) If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and (iii) if we call the public warrants for redemption, our management will have the option to require all holders who wish to exercise warrants to do so on a cashless basis. If holders exercise their warrants on a cashless basis, the number of shares of Class A common stock that they will receive upon such cashless exercise will be based on a formula subject to a maximum amount of 0.361 shares of Class A common stock per warrant (subject to adjustment). As a result, holders would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without the holders’ approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. Redemption of the outstanding warrants could force holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees, including our CEO and our CFO.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Redeemable Warrants—Anti-dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. Please see “Description of Securities—Redeemable Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees, including our CEO and our CFO.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 13,800,000 shares of Class A common stock as part of the units sold in our initial public offering and issued private placement warrants to purchase an aggregate of 7,520,000 shares of Class A common stock at $11.50 per share. Our initial stockholders own an aggregate of 6,900,000 founder shares. In addition, affiliates of Jefferies currently own 250,000 shares of Class A common stock. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, up to $1,500,000 of working capital loans (including the up to $1,000,000 in working capital loans that our sponsors have committed to make) may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsors or their permitted transferees, including our CEO and our CFO, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsors until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital-raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the registration rights agreement entered into in connection with the closing of our initial public offering, our initial stockholders and their permitted transferees can demand that we register the resale of private placement warrants, the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held, or to be held, by them and holders of private placement warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans (including the up to $1,000,000 in working capital loans which our sponsors have committed to make) or their respective permitted transferees are registered for resale.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will take all necessary corporate action to ensure that our sponsors, their respective affiliates, and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Item 1B. Unresolved Staff Comments

None.

Item 2 Properties

Our executive offices are located at 340 Madison Avenue, New York, NY 10173 and our telephone number is (212) 468-8655. Our executive offices are provided to us by an affiliate of PNCIC, one of our sponsors. We have agreed to pay an affiliate of PNCIC, one of our sponsors, a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3 Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the New York Stock Exchange under the symbols “EPWR.U,” “EPWR” and “EPWR WS,” respectively. Our units commenced public trading on January 8, 2021. Our Class A common stock and warrants began separate trading on or about March 1, 2021.

(b)	Holders

On December 31, 2020, there were no holders of record of our units, no holders of record of our Class A common stock, 4 holders of record of our Class B common stock and no holders of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 12, 2021, we consummated our initial public offering of 27,600,000 units. Each unit consists of one share of Class A common stock, par value $0.0001 per share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. Jefferies LLC, as representative of the several underwriters, and Siebert Williams Shank & Co., LLC, as Qualified Independent Underwriter, of the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on registration statements on Form S-1 No. 333-251613 and No. 333-251948. The SEC declared the registration statement effective on September 17, 2020.

On January 12, 2021, simultaneously with the consummation of the initial public offering, we completed the private sale of an aggregate of 7,420,000 private placement warrants to the Sponsors and an aggregate of 100,000 private placement warrants to Harold Ford Jr. at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $7,520,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

A total of $276,000,000, comprised of $270,480,000 of the net proceeds from the initial public offering and $7,520,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

In connection with our initial public offering, we paid a total of $6,240,382 of transaction costs consisting of $5,520,000 of underwriting fee and $720,382 of other offering costs.

As of March 25, 2021, after paying for directors and officers insurance and other operating expenses, we had $138,931 in cash held outside the trust account to be used to fund future operating expenses.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 Selected Financial Data.

Reserved.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Empowerment & Inclusion Capital I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company initially formed as a Delaware limited liability company on May 29, 1999 under the name of PHX Capital LLC. On September 17, 2020, we converted to a Delaware C Corporation and changed our name to Empowerment & Inclusion Capital I Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and, following the initial public offering, identifying a target company for a business combination and completing activities related to a business combination agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had a net loss of $3,936, which consisted of entirely of formation costs and franchise taxes.

On January 12, 2021, we consummated the initial public offering of 27,600,000 units, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 units, at $10.00 per unit, generating gross proceeds of $276,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,520,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to PNCIC, Jefferies and Harold Ford Jr., generating gross proceeds of $7,520,000.

Transaction costs amounted to $15,900,382, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees contingent of the completion of the initial business combination, and $720,382 of other offering costs. In addition, as of January 12, 2021, cash of $1,834,598 was held outside of the trust account and is available for the payment of offering costs and for working capital purposes. An amount of $276,000,000 from the net proceeds of the sale of the Units in the initial public offering and the sale of the private placement warrants was placed in a trust account.

Liquidity and Capital Resources

For the year ended December 31, 2020, cash used in operating activities was $0. Net loss of $3,936 was affected by changes in operating assets and liabilities, which provided $3,936 of cash from operating activities.

As of December 31, 2020, we had no cash and/or marketable securities held in the trust account, and therefore, during the year ended December 31, 2020, no interest was earned on the trust account. On January 12, 2021, we placed $276,000,000 in cash and marketable securities in the trust account. Interest income on the balance in the trust account may be used by us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

After the initial public offering on January 12, 2021, we intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsors or their respective affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to us. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation. No fees were incurred as of December 31, 2020.

The underwriters are entitled to a deferred fee of $9,660,000 as part of our initial public offering on January 12, 2021. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption will be presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods presented. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8 Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 29, 2021, our directors and officers are as follows:

NAME	AGE	POSITION
Harold Ford Jr.	50	Chairman and Chief Executive Officer
Virginia (Ginnie) Henkels	52	Chief Financial Officer and Secretary
Laura L. Long	48	Director
Richard K. Bynum	50	Director
Stephanie M. Phillipps	69	Director
Marjorie Rodgers Cheshire	52	Director
Gagan Singh	47	Director
Margaret B. (Peg) Smith	67	Director
Toni Townes-Whitley	57	Director
Andrea L. Zopp	64	Director

Harold Ford Jr. has been our Chairman and Chief Executive Officer since September 22, 2020. Mr. Ford served in Congress for 10 years from 1997 to 2007 representing Tennessee’s 9th congressional district and was a member of the House Financial Services, Budget and Education Committees as well as the Congressional Black Caucus. After serving in the House of Representatives, Mr. Ford spent 4 years as Vice Chairman and Senior Policy Advisor of Bank of America Merrill Lynch, 7 years at Morgan Stanley, where he was a Managing Director and Senior Client Relationship Manager, and he is the former non-executive Chairman of Rx Saver, a patient-directed prescription medication search engine platform. Mr. Ford has also taught public policy at Vanderbilt University and the University of Michigan. He is currently Executive Vice President and Vice Chairman of PNC’s Corporate & Institutional Banking group. Until December 29, 2020, he was a Director of Live Oak Acquisition Corporation, a blank check company founded in 2020. Mr. Ford received a B.A. in American History from the University of Pennsylvania and a J.D. from the University of Michigan Law School. We believe Mr. Ford is well-qualified to serve as a member of our board of directors due to his relationships and executive and investment banking experience.

Virginia (Ginnie) Henkels has been our Chief Financial Officer and Secretary since November 4, 2020. Previously, Ms. Henkels was the Executive Vice President, Chief Financial Officer and Treasurer of Swift from 2008 to 2017, a then $4 billion publicly traded transportation services company, where she led numerous capital market transactions including its 2010 initial public offering and balance sheet recapitalization and its 2017 merger with Knight Transportation. Ms. Henkels joined Swift in 2004 and was a key leader in successfully navigating the business through the great recession after completing a $2.5 billion leveraged buyout in 2007. While at Swift, Ms. Henkels served on the board of Swift Charities, a non-profit organization focused on employee assistance grants, scholarships and community grants. Prior to Swift, she held various finance and accounting leadership positions with increasing responsibilities from 1990 to 2002 at Honeywell International, Inc., a worldwide diversified technology and manufacturing leader. Ms. Henkels currently serves on the board of three publicly traded companies: LCI Industries, Viad Corp, and Echo Global Logistics. Ms. Henkels chairs the Audit Committee and is a member of the Compensation Committee for LCI Industries, chairs the Audit Committee and is a member of the Nominating and Governance Committee for Viad Corp, and is a member of the Audit and Nominating and Governance Committees for Echo Global Logistics. Ms. Henkels is currently a member of the National Association of Corporate Directors and the Women Corporate Director organizations. Ms. Henkels received a B.S.B.A. in Finance and Real Estate from the University of Arizona and a M.B.A. from Arizona State University. She passed the May 1995 CPA and June 1995 CMA examinations.

Laura L. Long has been a Director since September 17, 2020. Previously, Ms. Long was our Interim Chief Executive Officer from September 17, 2020 to September 21, 2020, and our Interim Chief Financial Officer and Interim Secretary from September 17, 2020 to November 4, 2020. Ms. Long is Deputy General Counsel, M&A of PNC, with responsibility for legal oversight of PNC’s M&A, alternative investments and securities transactions. In this role, Ms. Long has been responsible for negotiating and executing numerous M&A transactions. Prior to joining PNC in 2006, Ms. Long practiced as an M&A attorney for Fried, Frank, Harris, Shriver & Jacobson in Los Angeles, California. She serves on the boards of Susan G. Komen of Greater Pennsylvania and Humane Animal Rescue of Pittsburgh. Ms. Long received a B.S. in Political Science from Illinois State University and a J.D. from Harvard Law School. We believe Ms. Long is well-qualified to serve as a member of our board of directors due to her legal and mergers and acquisition experience.

Richard K. Bynum serves as one of our Directors. Mr. Bynum is Chief Corporate Responsibility Officer of PNC, with responsibility for the PNC Foundation, Community Affairs and Corporate Social Responsibility; Community Development Banking; and Diversity and Inclusion. In addition, Mr. Bynum is leading the implementation of PNC’s $1 billion commitment to help end systemic racism and support the economic empowerment of Black Americans and low- to moderate-income communities. Prior to being named to his role in July 2020, Mr. Bynum served as regional president for PNC’s Greater Washington market from 2017 to 2020. He previously served as a member of PNC’s retail executive leadership team, where he led the Business Banking division. Prior to joining PNC in 2005, Mr. Bynum had a 12-year career as a senior manager for the American Red Cross. His last role with the organization was as the managing director for disaster response and emergency communications at the Chicago chapter. Mr. Bynum serves on the boards of the corporate council for the Smithsonian National Museum of Black American History & Culture, the Economic Club of Washington, D.C., the Wolf Trap National Park for the Performing Arts, the Federal City Council, the Philip L. Graham Fund Foundation, the United Way of the National Capital Area, and the Greater Washington Community Foundation. Mr. Bynum received a B.A. in Political Science from Florida State University and a M.B.A. from the Kellogg School of Management at Northwestern University. He also is a graduate of the Consumers Bankers Association Graduate School of Retail Bank Management. We believe Mr. Bynum is well-qualified to serve as a member of our board of directors due to his operational, social responsibility and executive experience.

Stephanie M. Phillipps serves as one of our Directors. Ms. Phillipps is a communications veteran who, during her time as a partner at Arnold & Porter, advised wireless, cable, satellite, media, and internet service providers on a broad range of transactions, mergers and acquisitions, real estate, corporate governance, and regulatory issues. Having successfully navigated over $300 billion in complex merger proceedings, Ms. Phillips thoroughly comprehends dynamic business models and how regulatory schemes affect transactions and growth strategy. Ms. Phillipps currently serves as a senior advisor to Grain Management LLC, a private equity fund which invests in the communications sector, as Treasurer and board member of the Clara Elizabeth Jackson Carter Foundation, a foundation that supports educational and cultural programs for disadvantaged youth and families, as co-founder and board member of the Harvard Law School Black Alumni Network, as board member of The Ellington Fund, which supports the only public school in Washington D.C. dedicated to the creative arts, and as founder and Chief Executive Officer of Genkast LLC, a start-up company providing digital services targeting mothers of Black children. Ms. Phillipps retired from Arnold & Porter in 2019. Ms. Phillips previously served as an experienced advocate before the Federal Communications Commission and other regulatory agencies and public bodies. Ms. Phillips received a B.A. from Harvard College and a J.D. from Harvard Law School. We believe Ms. Phillipps is well-qualified to serve as a member of our board of directors due to her legal and mergers and acquisition experience.

Marjorie Rodgers Cheshire serves as one of our Directors. Ms. Cheshire is President and Chief Operating Officer of A&R Development, a diversified real estate investment company which owns large-scale multifamily, commercial and mixed-use properties, where she is responsible for the firm’s business operations, asset management, and strategic initiatives. Prior to joining A&R, Ms. Cheshire spent many years in senior leadership positions in the media and sports industries. Ms. Cheshire was the Senior Director of Brand & Consumer Marketing for the National Football League, was a Vice President of Business Development for Oxygen Media, and served as a Director and Special Assistant to the Chairman & CEO of ESPN. Early in her career, Ms. Cheshire also worked as a consultant at The Boston Consulting Group and in brand management at Nestle Foods. She serves as a Director of PNC, where she is Chair of the Compliance Committee and Chair of the Special Committee on Equity & Inclusion, is a Director of Exelon Corporation, Chair of the Board of Baltimore Equitable Insurance, and is a Trustee of Johns Hopkins Medicine and The Johns Hopkins Hospital. She also actively volunteers with other local civic organizations focused on education and the arts. Ms. Cheshire received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a M.B.A. from the Stanford University Graduate School of Business. We believe Ms. Cheshire is well-qualified to serve as a member of our board of directors due to her operational, executive and board experience.

Gagan Singh serves as one of our Directors. Mr. Singh is the Chief Investment Officer of PNC, where he directs the activities of the economics group as well as mortgage servicing acquisition and hedging. In addition, Mr. Singh serves as Chief Executive Officer of PNC Capital Finance and PNC Investment Corporation, overseeing each firm’s private equity, mezzanine and alternative investments. He is a member of PNC’s asset and liability committee and chairman of its pension investment committee. Prior to joining PNC in 2004, Mr. Singh held a variety of market-related positions at J.P. Morgan Chase, including head of the North America derivatives strategy team. He is a member of the advisory board of University of Maryland’s Smith School of Business, the board of IIT Bombay Heritage Foundation and the board of Pratham USA. Mr. Singh received a B.Tech in electrical engineering from the Indian Institute of Technology, Mumbai, and an M.S. in electrical engineering from the University of Maryland. We believe Mr. Singh is well-qualified to serve as a member of our board of directors due to his executive and finance experience.

Margaret B. (Peg) Smith serves as one of our Directors. Ms. Smith retired in June 2019 after 42 years with Experian, where she served as Executive Vice President of Investor Relations at the time of retirement. During her time at Experian, Ms. Smith worked in a myriad of areas including, sales and sales management, operations management and technology transformation, product marketing, compliance and government affairs, general management (local, regional and global roles), start-ups and incubator businesses, business development including M&A, disposals, and partnership, corporate communications, media relations and company spokesperson, industry expertise in credit, information services, and digital decisioning and corporate restructuring. Ms. Smith participated in the development of the business and the industry from its infancy and acquired deep knowledge and understanding of data collection, data quality, product development, market development, and client engagement. Ms. Smith led Experian’s expansion into decision analytics, modeling, process automation, database marketing, and other key opportunities that combined rich deep data content with decisioning tools and enabled clients to improve their businesses. Over the past decade, Ms. Smith directly participated in the buildout of Experian’s global footprint including strategic planning and business reviews in all major markets in all regions. Ms. Smith received a B.S. from the University of Pittsburgh. We believe Ms. Smith is well-qualified to serve as a member of our board of directors due to her operational and executive experience.

Toni Townes-Whitley serves as one of our Directors. Ms. Townes-Whitley is President, U.S. Regulated Industries at Microsoft. In this role, Ms. Townes-Whitley leads Microsoft’s U.S. sales organization across the financial services, healthcare, education and federal, state and local government sectors. Previously, Ms. Townes-Whitley was Corporate Vice President for Global Industry at Microsoft. Prior to joining Microsoft, Ms. Townes-Whitley worked for CGI, an IT and business consulting services firm, from 2010 to 2015. During her tenure at CGI, Ms. Townes-Whitley held the positions of President and Chief Operating Officer from 2011 to 2015 and Senior Vice President, Civilian Agency Program, from 2010 to 2011. From 2002 to 2010, Ms. Townes-Whitley held various positions at Unisys Corporation, a global information technology company that provides a portfolio of IT services, software and technology, including Vice President, Global Public Sector, Vice President, North America Consulting & Systems Integration, and Lead Partner, Federal Civilian Business Unit. Ms. Townes-Whitley is an active participant in industry client and partner organizations, and a presenter on IT innovation and societal impact. Ms. Townes-Whitley sits on the executive committee of the World Business Council for Sustainable Development, is a board member on the United Way Worldwide, the Northern VA Tech Council and Thurgood Marshall College Fund, and serves as an advisor to the Women’s Center of Northern Virginia and a past president of Women in Technology. Ms. Townes-Whitley received a B.A. in Economics from Princeton University’s Woodrow Wilson School. We believe Ms. Townes-Whitley is well-qualified to serve as a member of our board of directors due to her operational and executive experience.

Andrea L. Zopp serves as one of our Directors. Ms. Zopp is Managing Director of Cleveland Avenue, LLC, a venture capital firm that strategically invests in innovative food, beverage and restaurant concepts and emerging brands. Until December 31, 2020, Ms. Zopp served as the President and Chief Executive Officer of World Business Chicago, the city’s economic development organization. Prior to joining World Business Chicago, Ms. Zopp was Vice President and Deputy General Counsel at Sara Lee Corporation, a $20 billion international consumer products company, Senior Vice President, General Counsel and Corporate Secretary of Sears Holdings Corporation, a $50 billion retailer with operations in the U.S. and Canada, Executive Vice President and Chief Human Resources Officer at Exelon Corporation, Deputy Mayor and Chief Neighborhood Development Officer for the City of Chicago, where she led the Mayor’s neighborhood development and community engagement efforts, and President and Chief Executive Officer of the Chicago Urban League, a 100 year old nonprofit that promotes strong sustainable communities and works for economic and educational progress for African Americans. Ms. Zopp currently serves as a director at Relativity, a global e-discovery and data management software company. Ms. Zopp previously served as a director and member of the Compensation and Human Resources and Nominating and Governance Committees of Andrew Corporation, a global communications cable and equipment manufacturer, on the board of Urban Partnership Bank, a privately held community bank, where she chaired the Human Resources Committee and served on the Nominating and Governance Committee, and as trustee of the National Urban League on, a historic civil rights organization that advocates on behalf of economic and social justice for African Americans and against racial discrimination. Ms. Zopp received a B.A. in History of Science from Harvard College and a J.D. from Harvard Law School. We believe Ms. Zopp is well-qualified to serve as a member of our board of directors due to her operational, executive and board experience.

There are no family relationships between any director or executive officer.

Number and Terms of Office of Officers and Directors

We have nine directors and believe that each of our directors are qualified to serve based on their depth of experience and relevant skills. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year-end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ms. Long, Mr. Bynum and Mr. Singh, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Ford, Ms. Smith and Ms. Zopp, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ms. Townes-Whitley, Ms. Cheshire and Ms. Phillipps, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or Co-Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Phillipps, Ms. Cheshire, Ms. Smith, Ms. Townes-Whitley and Ms. Zopp are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. We have agreed to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

CEO Letter Agreement

Pursuant to a letter agreement entered into between the Sponsors and our CEO dated September 21, 2020 (the “CEO Letter”), the Sponsors caused the Company’s transfer agent to register in the name of the CEO, a number of private placement warrants equal to 20% of the private placement warrants purchased by the Sponsors (the “CEO Warrants”). In addition, the CEO purchased 100,000 private placement warrants at a price of $1.00 per warrant.

Unless otherwise determined by the board of directors of the Company, if prior to the consummation of the first Business Combination (defined in the CEO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses), the CEO (i) resigns from the Company as CEO or (ii) is removed or otherwise terminated by the board of directors of the Company, then the CEO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CEO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CEO warrants. CEO Warrants that have become exercisable are exercisable by delivery of written or electronic notice of exercise to the Company in accordance with the terms of the warrant, accompanied by payment of the exercise price.

In addition, on September 21, 2020, PNCIC transferred 1,150,000 founder shares to our CEO. On January 7, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our CEO holding an aggregate of 1,380,000 founder shares. Under the CEO Letter, the founder shares held by the CEO are subject to forfeiture in certain circumstances as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” below.

CFO Letter Agreement

Pursuant to a letter agreement entered into between the Sponsors and our CFO dated November 4, 2020 (the “CFO Letter”), the Sponsors caused the Company’s transfer agent to register in her name, a number of private placement warrants equal to 7% of the private placement warrants purchased by the Sponsors (the “CFO Warrants”).

Unless otherwise determined by the board of directors of the Company, if prior to the consummation of the first Business Combination (defined in the CFO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses), the CFO (i) resigns from the Company as Chief Financial Officer, (ii) is removed or otherwise terminated by the board of directors of the Company from the position of Chief Financial Officer, or (iii) dies, then the CFO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CFO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CFO Warrants. CFO Warrants that have become exercisable are exercisable by delivery of written or electronic notice of exercise to the Company in accordance with the terms of the warrant, accompanied by payment of the exercise price. Warrants will be permitted to be exercised on a cashless basis in accordance with the warrant agreement.

In addition, on November 4, 2020, PNCIC transferred 301,875 founder shares to our CFO. On January 7, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our CFO holding an aggregate of 483,000 founder shares. Under the CFO Letter, the founder shares held by the CFO are subject to forfeiture in certain circumstances as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” below.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is posted on our website.

Audit Committee

We have established an audit committee of our board of directors. Ms. Townes-Whitley, Ms. Cheshire and Ms. Zopp serve as members of our audit committee, and Ms. Townes-Whitley chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Ms. Townes-Whitley, Ms. Cheshire and Ms. Zopp meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Townes-Whitley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

■	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

■	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

■	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

■	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

■	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
78

■

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

■	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

■

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Ms. Cheshire and Ms. Zopp serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Cheshire and Ms. Zopp are independent and Ms. Cheshire chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

■

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

■	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

■	reviewing on an annual basis our executive compensation policies and plans;

■	implementing and administering our incentive compensation equity-based remuneration plans;

■	assisting management in complying with our proxy statement and annual report disclosure requirements;

■	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

■	if required, producing a report on executive compensation to be included in our annual proxy statement; and

■	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of PNCIC and/or an affiliate of Jefferies, at the closing of our initial business combination, of fees for any financial advisory, placement agency or other similar investment banking services provided by such entity to our company, and reimbursement of such entity for any out-of-pocket expenses incurred by such entity in connection with the performance of such services, and the payment to an affiliate of PNCIC of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Ms. Phillipps and Ms. Smith serve as the members of the nominating and corporate governance committee, and Ms. Phillipps chairs the nominating and corporate governance committee. All members of our nominating and corporate governance committee are independent of and unaffiliated with our sponsor and our underwriters. We adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

■

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

■	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

■	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

■	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed copies of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. These documents are available by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at Empowerment & Inclusion Capital I Corp., 340 Madison Avenue, New York, NY 10173.

Conflicts of Interest

Our sponsors or their affiliates may compete with us for business combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within our sponsors may be suitable for both us and for another entity and may be directed to such entity rather than to us. Neither our sponsors nor members of our management team who are also employed by our sponsors have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company. Our sponsors and/or our management, in their capacities as employees of our sponsors or in their other endeavors, currently are required to present certain investment opportunities and potential business combinations to the various related entities described above, or third parties, before they present such opportunities to us. Our sponsors and our management may have similar obligations to additional entities or third parties.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Potential investors should also be aware of the following other potential conflicts of interest:

■

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

■

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

■

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsors until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsors or their permitted transferees, including our CEO and our CFO, until 30 days after the completion of our initial business combination. Since our sponsors and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

■

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

■

Our sponsors, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsors or an affiliate of one of our sponsors or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans (including the up to $1,000,000 in working capital loans committed by our sponsors) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

■	the corporation could financially undertake the opportunity;

■	the opportunity is within the corporation’s line of business; and

■	it would not be fair to our Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Harold Ford Jr.	The PNC Financial Services Group, Inc.	Financial Services	Executive Vice President and Vice Chairman

	HFJ Ventures, LLC	Business Consulting	Managing Partner
	Alliant Group	Business and Tax Consultancy	Advisory Director
	Lincoln Center	Art and Culture	Director
	POSSE	Art and Culture	Director
	Perelman Performing Arts Center	Art and Culture	Director
	Issue One	Political and Campaign Advocacy	Member

Virginia (Ginnie) Henkels	LCI Industries	Industrial Supply Services	Director
	Viad Corp	Live Events and Experiential Services	Director
	Echo Global Logistics, Inc.	Transportation and Supply Chain Management Services	Director

Laura L. Long	The PNC Financial Services Group, Inc.	Financial Services	Deputy General Counsel

Richard K. Bynum	The PNC Financial Services Group, Inc.	Financial Services	Chief Corporate Responsibility Officer
	Smithsonian National Museum of African American History & Culture	Art and Culture	Director
	Economic Club of Washington, D.C.	Non-Profit Organization	Director
	The Wolf Trap National Park for the Performing Arts	Art and Culture	Director
	The Federal City Council	Non-Profit Organization	Director
	The Philip L. Graham Fund Foundation	Non-Profit Organization	Director
	The United Way of the National Capital Area	Non-Profit Organization	Director
	The Greater Washington Community Foundation	Non-Profit Organization	Director
Stephanie M. Phillipps	Grain Management	Private Equity Management	Senior Advisor
	Clara Elizabeth Jackson Carter Foundation	Non-Profit Organization	Director
	Harvard Law School Black Alumni Network	Education	Director
	The Ellington Fund	Education	Director
	Genkast LLC	Online Information Services	Founder
82

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Gagan Singh	The PNC Financial Services Group, Inc.	Financial Services	Chief Investment Officer
	University of Maryland’s Smith School of Business	Education	Member of Advisory Board
	IIT Bombay Heritage Foundation	Non-Profit Organization	Director
	Treasury Borrowing Advisory Committee of the Securities Industry and Financial Markets Association	Non-Profit Organization	Member

Marjorie Rodgers Cheshire	A&R Development	Real Estate	President and Chief Operating Officer
	The PNC Financial Services Group, Inc.	Financial Services	Director
	Exelon Corporation	Energy Industry	Director
	Baltimore Equitable Insurance The Johns Hopkins Hospital Johns Hopkins Medicine	Insurance Healthcare	Chair Trustee

Toni Townes-Whitley	Microsoft Corporation	Internet Technology	President, U.S. Regulated Industries
	The PNC Financial Services Group, Inc.	Financial Services	Director
	The Thurgood Marshall College Fund	Non-Profit Organization	Director
	The United Way Worldwide	Non-Profit Organization	Director
	The Women’s Center of Northern Virginia	Non-Profit Organization	Advisor
	Women in Technology	Non-Profit Organization	Advisor, Past President
	Northern VA Tech Council	Non-Profit Organization	Board Member

Andrea L. Zopp	Cleveland Avenue, LLC	Venture Capital	Managing Director
	Relativity	E-Discovery and Data Management Services	Director
	Black Ensemble Theater	Arts and Culture	Director
	Chicago State University	Education	Chair, Board of Trustees
	Economic Club of Chicago	Non-Profit Organization	Director
	MHub	Non-Profit Organization	Director
	Northwestern Memorial Hospital Foundation	Non-Profit Organization	Director
83

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsors, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in this offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities (“10 percent holders”), to file reports of beneficial ownership and changes in beneficial ownership with the SEC.  The Company’s directors, executive officers and 10 percent holders became subject to Section 16(a) of the Exchange Act on January 7, 2021 and therefore were not subject to Section 16(a) of the Exchange Act during fiscal year 2020. Based solely on a review of reports filed with the SEC, the Company believes that, subsequent to fiscal year 2020 and until the date of this Annual Report, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, other than inadvertent late Form 3 filings for each of Jefferies Financial Group Inc., Laura L. Long and Andrea L. Zopp with respect to each becoming subject to Section 16(a) of the Exchange Act on January 7, 2021, which were each filed on January 8, 2021 due to a transmission error.

Item 11 Executive Compensation

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. We have agreed to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.
85

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

As of March 25, 2021, PNCIC and Jefferies, our sponsors, our CEO and our CFO owned 54.75%, 18.25%, 20% and 7%, respectively, of the 6,900,000 issued and outstanding founder shares. In the table below, percentage ownership is based on 27,600,000 shares of Class A common stock and 6,900,000 shares of Class B common stock outstanding as of March 25, 2021.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Five Percent Holders
PNC Financial Services Group, Inc. (2)(3)	3,777,750	11.0%
Jefferies Financial Group Inc. (4)	1,509,250	4.4%

Directors and Executive Officers
Harold Ford Jr. (2)	1,380,000	4.0%
Virginia Henkels (2)	483,000	1.4%
Richard K. Bynum	—	*
Marjorie Rodgers Cheshire	—	*
Laura L. Long	—	*
Stephanie M. Philipps	—	*
Gagan Singh	—	*
Margaret B. (Peg) Smith	—	*
Toni Townes-Whitley	—	*
Andrea L. Zopp	—	*
All executive officers and directors as a group (ten individuals) (2)	1,863,000	5.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Empowerment & Inclusion Capital I Corp., 340 Madison Avenue, New York, NY 10173.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)

The address for PNC Investment Capital Corp. is Two PNC Plaza, 22nd Floor, 620 Liberty Ave Pittsburgh, PA 15222. The PNC Financial Services Group, Inc. wholly owns and controls PNC Investment Capital Corp. and has voting and dispositive control over the shares held by PNC Investment Capital Corp.

(4)

The address for Jefferies Financial Group Inc. is 520 Madison Ave., New York, New York 10022.  Interests shown consists of 1,259,250 founder shares held by Jefferies Financial Group Inc., 167,200 shares of Class A common stock held by Jefferies Strategic Investments, LLC (“Jefferies Strategic”) and 82,800 shares of Class A common stock held by Riposte Global Opportunity Master Fund, LP (“Riposte”). Leucadia Asset Management LLC, which is indirectly wholly owned by the Jefferies Financial Group Inc., is the investment manager of Jefferies Strategic and Riposte and has voting and dispositive control over the shares of Class A common stock held by Jefferies Strategic and Riposte. As such, the Jefferies Financial Group Inc. may be deemed to beneficially own such shares of Class A common stock. The Jefferies Financial Group Inc. disclaims beneficial ownership over the shares of Class A common stock owned by Jefferies Strategic and Riposte, except to the extent of Jefferies Financial Group Inc.’s pecuniary interest therein.  Founder shares, classified as shares of Class B common stock, are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

As of March 25, 2021, our initial stockholders will beneficially own 20.8% of the issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

The CEO Letter provides that if prior to the consummation of the first Business Combination (defined in the CEO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses), our CEO (i) resigns from the Company as Chief Executive Officer, or (ii) is removed or otherwise terminated by the board of directors of the Company from the position as Chief Executive Officer for Cause, then the founder shares that are held by the CEO will be forfeited to the Sponsors in full (on a pro rata basis) and our CEO in return will receive from the Sponsors (on a pro rata basis) the lesser of the (A) original purchase price for such founder shares and (B) the fair market value of such founder shares at the time of forfeiture. If prior to the consummation of the first Business Combination (defined in the CEO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses), our CEO is removed or otherwise terminated by the board of directors of the Company from the position as Chief Executive Officer for any reason other than Cause, then fifty percent (50%) of the founders shares held by the CEO will be forfeited to the Sponsors in full (on a pro rata basis) and our CEO in return will receive from the Sponsors (on a pro rata basis) the lesser of the (A) original purchase price for such founder shares and (B) the fair market value of such founder shares at the time of forfeiture. For purposes of the foregoing, “Cause” means (i) the CEO’s material failure to perform his duties according to reasonably acceptable standards following notice from the board and his failure to cure such performance deficiencies within fifteen (15) business days of receipt of such notice; (ii) any act of fraud, misappropriation, material dishonesty, or embezzlement by the CEO against the Company or the Sponsors; or (iii) the CEO is convicted (including a plea of guilty or nolo contendere) of the commission of a felony that relates to or arises out of his service relationship with the Company or the Sponsors.

The CFO Letter provides that unless otherwise determined by the board of directors of the Company, if prior to the consummation of the first Business Combination (defined in the CFO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses), our CFO (i) resigns from the Company as Chief Financial Officer, (ii) is removed or otherwise terminated by the board of directors of the Company from the position as Chief Financial Officer for Cause, or (iii) dies, then the founder shares that are held by the CFO will be forfeited to the Sponsors in full (on a pro rata basis) and our CFO in return will receive from the Sponsors (on a pro rata basis) the lesser of the (A) original purchase price for such founder shares and (B) the fair market value of such founder shares at the time of forfeiture. If prior to the consummation of the first Business Combination (defined in the CFO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses), our CFO is removed or otherwise terminated by the Company from the position as Chief Financial Officer for any reason other than Cause, then fifty percent (50%) of the founders shares held by the CFO will be forfeited to the Sponsors in full (on a pro rata basis) and our CFO in return will receive from the Sponsors (on a pro rata basis) the lesser of the (A) original purchase price for such founder shares and (B) the fair market value of such founder shares at the time of forfeiture. For purposes of the foregoing, “Cause” means (i) the CFO’s material failure to perform her duties according to reasonably acceptable standards following notice from the board and her failure to cure such performance deficiencies within fifteen (15) business days of receipt of such notice; (ii) any act of fraud, misappropriation, material dishonesty, or embezzlement by the CFO against the Company or the Sponsors; or (iii) the CFO is convicted (including a plea of guilty or nolo contendere) of the commission of a felony that relates to or arises out of her service relationship with the Company or the Sponsors.

Our sponsors and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

See “Item 13. Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsors, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsors, or any affiliates of our sponsors, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or the organizational documents of either of our sponsors upon dissolution of either of our sponsors; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions).

Registration Rights

Pursuant to the registration rights agreement entered into in connection with our initial public offering, the holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of at least 15% of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the founder shares, on the earlier of  (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (2) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Changes in Control

None.

Item 13 Certain Relationships and Related Transactions, and Director Independence

As of March 25, 2021, PNCIC and Jefferies, our sponsors, our CEO and our CFO owned 54.75%, 18.25%, 20% and 7%, respectively, of the 6,900,000 issued and outstanding founder shares. Upon conversion of the Company from a limited liability company to a corporation on September 17, 2020, Jefferies owned 1,150,000 founder shares. On September 17, 2020, we sold 4,600,000 founder shares to PNCIC for $20,000 in the form of a subscription receivable. On September 21, 2020, PNCIC transferred 1,150,000 founder shares to our CEO. On November 4, 2020, PNCIC transferred 301,875 founder shares to our CFO, and Jefferies transferred 100,625 founder shares to our CFO. On January 7, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our initial stockholders holding an aggregate of 6,900,000 founder shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. The founder shares held by the CEO and CFO are subject to for feature in certain circumstances. See “Item 10 Directors, Executive Officers and Corporate Governance—CEO Letter Agreement” and “Item 10 Directors, Executive Officers and Corporate Governance—CFO Letter Agreement”.

Our sponsors and CEO purchased an aggregate of 7,520,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that will occur simultaneously with the closing of this offering. The Sponsors caused the Company’s transfer agent to register in the name of the CEO and CFO, respectively, the number of private placement warrants equal to 20% and 7%, respectively, of the total private placement warrants purchased by the Sponsors in the private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsors’, CEO’s and CFO’s interest in this transaction is valued at $7,520,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed in “Item 10 Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We may pay to an affiliate of PNCIC and/or an affiliate of Jefferies, at the closing of our initial business combination, fees for any financial advisory, placement agency or other similar investment banking services provided by such entity to our company, and reimbursement of such entity for any out-of-pocket expenses incurred by such entity in connection with the performance of such services in an amount that constitutes a market standard fee for comparable transactions. Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsors, officers and directors, or any affiliate of one of our sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, we will not be prohibited from engaging an affiliate of Jefferies or PNCIC, or their respective affiliates, as financial advisors in connection with our initial business combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so. However, these individuals may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We have entered agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Prior to the closing of our initial public offering, our sponsors agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of this offering. As of December 31 2020, we borrowed $116,383 under such promissory notes. These loans were repaid upon the closing of our initial public offering

Our sponsors have committed to make up to $1,000,000 in working capital loans of us. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsors or an affiliate of one of our sponsors or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we would repay loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of any working capital loans made to us (including the working capital loans committed by our sponsors) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsors or an affiliate of one of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Solebury Capital LLC, an affiliate of PNCIC, one of our sponsors, acted as a financial advisor in connection with the preparation for our initial public offering. We agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by underwriters for their services.  In connection with our initial public offering, Solebury Capital LLC received $193,200 in fees (3.5% of the $5,520,000 in cash underwriting fees at the consummation of our initial public offering).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

In connection with the closing of our initial public offering, we entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us, subject to certain limitations.

Policy for Approval of Related Party Transactions

Our board of directors has adopted a policy setting forth the policies and procedures for the audit committee’s review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its shareholders, and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.  These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed copies of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering.

In the event we seek to consummate an initial business combination with an entity that is affiliated with any of our sponsors, officers or directors or make the initial business combination through a joint venture or other form shared ownership with any of our sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a members of FINRA or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsors, officers or directors, or any affiliate of our sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsors, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an affiliate of PNCIC of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support provided to us;

•

Payment to an affiliate of PNCIC and/or an affiliate of Jefferies, at the closing of our initial business combination, of fees for any financial advisory, placement agency or other similar investment banking services provided by such entity to our company, and reimbursement of such entity for any out-of-pocket expenses incurred by such entity in connection with the performance of such services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•

Repayment of loans which may be made by our sponsors or an affiliate of one of our sponsors or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, including the working capital loans of up to $1,000,000 committed by our sponsors. Up to $1,500,000 of such loans (including the up to $1,000,000 in working capital loans committed by our sponsors) may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Other than the up to $1,000,000 in working capital loans committed by our sponsors, the terms of any additional working capital loans by our sponsors or their affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such additional loans.

Our Audit Committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates pursuant to our related party transactions policy.

Item 14 Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2020, we incurred fees of $97,953 from our independent registered public accounting firm, Withum, for the services performed in connection with our Initial Public Offering, our quarterly reviews and our audit of the 2020 financial statements.

Audit-Related Fees. For the year ended December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2020, our independent registered public accounting firm did not render services related tax compliance, tax advice, and/or tax planning.

All Other Fees. For the year ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15 Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of Part II.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021).

3.2	By Laws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

4.4	Warrant Agreement, dated January 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

4.5*	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Letter Agreement, dated January 7, 2021, by and among the Company, its officers, its directors PNC Investment Capital Corp. and Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.2	Investment Management Trust Agreement, dated January 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.3	Registration Rights Agreement, dated January 12, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated January 7, 2021, by and among the Company, PNC Investment Capital Corp., Jefferies Financial Group Inc. and Harold Ford Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.5	Administrative Support Agreement, dated January 12, 2021, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.6	Convertible Promissory Note, dated as of January 7, 2021, issued to PNC Investment Capital Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.7	Convertible Promissory Note, dated as of January 7, 2021, issued to Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39857, filed with the Securities and Exchange Commission on January 12, 2021)

10.8	Securities Subscription Agreement, dated September 17, 2020, by and between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

10.9	Promissory Note, dated September 17, 2020, issued to PNC Investment Capital Corp. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

10.10	Promissory Note, dated September 17, 2020, issued to Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

10.11	Letter Agreement, dated September 21, 2020, among PNC Investment Capital Corp., Jefferies Financial Group Inc. and Harold Ford Jr. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

10.12	Letter Agreement, dated November 4, 2020, among PNC Investment Capital Corp., Jefferies Financial Group Inc. and Virginia Henkels (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on January 4, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*	Filed herewith.

Item 16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2021

Empowerment & Inclusion Capital I Corp.

/s/ Harold Ford Jr.
Name:	Harold Ford Jr.
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Harold Ford Jr.	Chief Executive Officer and Chairman	March 29, 2021
Harold Ford Jr.	(Principal Executive Officer)

/s/ Virginia Henkels	Chief Financial Officer and Secretary	March 29, 2021
Virginia Henkels	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard K. Bynum	Director	March 29, 2021
Richard K. Bynum

/s/ Marjorie Rodgers Cheshire	Director	March 29, 2021
Marjorie Rodgers Cheshire

/s/ Laura L. Long	Director	March 29, 2021
Laura L. Long

/s/ Stephanie M. Phillipps	Director	March 29, 2021
Stephanie M. Phillipps

/s/ Gagan Singh	Director	March 29, 2021
Gagan Singh

/s/ Margaret B. Smith	Director	March 29, 2021
Margaret B. Smith

/s/ Toni Townes-Whitley	Director	March 29, 2021
Toni Townes-Whitley

/s/ Andrea L. Zopp	Director	March 29, 2021
Andrea L. Zopp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Empowerment & Inclusion Capital I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Empowerment & Inclusion Capital I Corp. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019 and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2021

EMPOWERMENT & INCLUSION CAPITAL I CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

Deferred offering costs	$636,383	$—
TOTAL ASSETS	$636,383	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,936	$—
Accrued offering costs	500,000	—

Promissory note — related party	116,383	—
Total Liabilities	620,319	—

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 and 1,380,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively (1)	690	138
Additional paid-in capital	24,310	4,862
Stock subscription receivable	(5,000)	(5,000)
Accumulated deficit	(3,936)	—
Total Stockholders’ Equity	16,064	—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636,383	$—

(1)	Included an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to January 1, 2019.

The accompanying notes are an integral part of the financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019
Formation and operating costs	$3,936	$—
Net Loss	$(3,936)	$—

Weighted average shares outstanding, basic and diluted (1)	2,709,041	1,380,000

Basic and diluted net loss per common shares	$(0.00)	$0.00

(1)	Excluded an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to January 1, 2019.

The accompanying notes are an integral part of the financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Class B Common Stock
	Shares	Amount
Balance — January 1, 2019	1,380,000	138	4,862	(5,000)	—	—

Net loss	—	—	—	—	—	—
Balance — December 31, 2019	1,380,000	138	4,862	(5,000)	—	—

Issuance of Class B common stock to PNC Investment Capital Corp(1)	5,520,000	552	19,448	—	—	20,000

Net loss	—	—	—	—	(3,936)	(3,936)

Balance — December 31, 2020	6,900,000	$690	$24,310	$(5,000)	$(3,936)	$16,064

(1)	Included an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to January 1, 2019.

The accompanying notes are an integral part of the financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(3,936)	$—
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Payment of formation costs through issuance of Class B common stock	—	—
Changes in operating assets and liabilities:	—	—
Accrued expenses	3,936	—
Net cash used in operating activities	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock	—	—
Advances from related party	—	—
Proceeds from promissory note — related party	—	—
Payment of offering costs	—	—
Net cash provided by (used in) financing activities	—	—

Net Change in Cash	—	—
Cash – Beginning	—	—
Cash – Ending	$—	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$500,000	$—
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B common stock	$20,000	$—
Deferred offering costs paid through promissory note - related party	$116,383	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Empowerment & Inclusion Capital I Corp. (the “Company”) was initially formed as a Delaware limited liability company on May 29, 1999 under the name of PHX Capital LLC. On September 17, 2020, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Empowerment & Inclusion Capital I Corp. The Company intends to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021 the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to PNC Investment Capital Corp. (“PNC Investment”), Jefferies Financial Group Inc. (“Jefferies” and, together with PNC Investment, the “Sponsors”) and Harold Ford Jr., generating gross proceeds of $7,520,000, which is described in Note 4.

Transaction costs amounted to $15,900,382, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees contingent upon the close of the Business Combination and $720,382 of other offering costs.

Following the closing of the Initial Public Offering on January 12, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsors have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until January 12, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 or 2019.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet dates that were directly related to the Initial Public Offering. On January 12, 2021, offering costs amounting to $15,900,382 were charged to stockholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2020 and 2019, there were $636,383 and $0 of deferred offering costs recorded in the accompanying balance sheets, respectively.

Income Taxes

Effective September 17, 2020, the Company converted to a C Corporation. Prior to September 17, 2020, the Company was a limited liability company and taxed as a partnership; the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to September 17, 2020.

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of Class B common stock that are subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriter (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors and the Company’s CEO purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,520,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In 1999, Jefferies subscribed for an aggregate of 1,000 shares of the Company’s membership interests for $5,000. On September 17, 2020, in connection with the Company’s conversion to a C Corporation, the Company converted the 1,000 membership interests owned by Jefferies into 1,150,000 shares of Class B common stock. Also, on September 17, 2020, PNC Investment paid $20,000 to cover certain offering costs of the Company in consideration for 4,600,000 shares of the Company’s Class B common stock. As a result, there were 5,750,000 shares of Class B common stock issued and outstanding (the “Founder Shares”). On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All share and per share amounts have been retroactively restated to effect this stock split as of January 1, 2019.

Excluding the effect of the stock split discussed above, on September 21, 2020, PNC Investment transferred 1,150,000 Founder Shares to the Company’s Chief Executive Officer (“CEO”). On November 4, 2020, PNC Investment transferred 301,875 Founder Shares to the Company’s Chief Financial Officer (“CFO”), and Jefferies transferred 100,625 Founder Shares to the CFO.

The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture, to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of PNC Investment Capital Corp. a total of $10,000 per month for office space, utilities and secretarial and administrative support. As of December 31, 2020, no expenses were incurred.

Promissory Note — Related Party

On September 17, 2020, the Company issued unsecured promissory notes in favor of the Sponsors (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, there was $116,383 in borrowings outstanding under the Promissory Note. The outstanding balance under the Promissory Notes of $128,302 was repaid at the closing of the Initial Public Offering on January 12, 2021.

Related Party Loans

On January 7, 2021, the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Working Capital Promissory Notes, the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020, the Company had no borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). These holders of at least 15% of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the costs and expenses incurred in connection with filing any such registration statements. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Underwriting and Legal Agreement

Upon the close of the Initial Public Offering, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fees will become payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the respective underwriting and legal agreements.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As December 31, 2020 and 2019, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding, of which 900,000 were subject to forfeiture. As of December 31, 2019, there were 1,380,000 shares of Class B common stock outstanding, of which none were subject to forfeiture.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that the private placement warrants issued to Jefferies will not be exercisable more than five years from the effective date of the registration statement of which this prospectus forms a part in accordance with FINRA rules. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;

•

if, and only if, the closing price of the shares of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

F-14

•

if the closing price of the shares of Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our initial stockholders or their respective affiliates, without taking into account any Founder Shares held by the Sponsor, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

