Form 10-Q
period 2021-03-31
Empowerment & Inclusion Capital I Corp.
filed 2021-05-28
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39857

EMPOWERMENT & INCLUSION CAPITAL I CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4055608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Madison Avenue New York, NY 10173
(Address of principal executive offices)

(212) 468-8655
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	EPWR.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	EPWR	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	EPWR WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☒  No ☐

As of May 27, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$121,980	$—
Prepaid expenses	950,662	—
Total Current Assets	1,072,642	—

Deferred offering costs	—	636,383
Cash held in Trust Account	276,005,898	—
TOTAL ASSETS	$277,078,540	$636,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$114,007	$3,936
Accrued offering costs	—	500,000
Promissory note – related party	—	116,383
Total Current Liabilities	114,007	620,319

Deferred legal fee payable	415,804	—
Deferred underwriting fee payable	9,660,000	—
Warrant liability	12,389,600	—
Total Liabilities	22,579,411	620,319

Commitments and Contingencies

Class A common stock subject to possible redemption 24,949,913 shares at $10.00 per share	249,499,128	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,650,087 and no shares issued and outstanding (excluding 24,949,913 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively (1)	265	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	2,372,060	24,310
Retained earnings (accumulated deficit)	2,631,986	(3,936)
Total Stockholders’ Equity	5,000,001	16,064
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,078,540	$636,383

(1)	At December 31, 2020, included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Operating and formation costs	$337,047	$—
Loss from operations	(337,047)	—

Other income:
Interest earned on marketable securities held in Trust Account	5,898	—
Change in fair value of warrant liability	3,600,400	—
Transaction costs attributable to warrant liabilities	(633,329)	—
Other income, net	2,972,969	—

Income before income taxes	2,635,922	—
Provision for income taxes	—	—
Net income	$2,635,922	$—

Weighted average shares outstanding, Class A common stock	27,600,000	—

Basic and diluted net income per share, Class A common stock	$0.00	$—

Weighted average shares outstanding, Class B common stock	6,788,764	1,380,000

Basic and diluted net income per share, Class B common stock	$0.39	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

					Stock
					Subscription		Retained
	Class A		Class B		Receivable	Additional	Earnings	Total
	Common Stock		Common Stock		from	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	(5,000)	$24,310	$(3,936)	$16,064

Sale of 27,600,000 Units, net of underwriting discounts, initial value of public warrant liability and other offering costs	27,600,000	2,760	—	—	—	249,964,383	—	249,967,143

Proceeds received from sale of Private Placement warrants in excess of fair value	—	—	—	—	—	1,880,000	—	1,880,000

Class A Common stock subject to possible redemption	(24,949,913)	(2,495)	—	—	—	(249,496,633)	—	(249,499,128)

Net income	—	—	—	—	—	—	2,635,922	2,635,922

Balance — March 31, 2021	2,650,087	$265	6,900,000	$690	(5,000)	$2,372,060	$2,631,986	$5,000,001

THREE MONTHS ENDED MARCH 31, 2020

Stock
					Subscription		Retained
	Class A		Class B		Receivable	Additional	Earnings	Total
	Common Stock		Common Stock		from	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit)	Equity
Balance — January 1, 2020	—	$—	1,380,000	$138	(5,000)	$4,862	$—	$—

Net loss	—	—	—	—	—	—	—	—

Balance — March 31, 2020	—	$—	1,380,000	$138	(5,000)	$4,862	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income	$2,635,922	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(3,600,400)	—
Transaction costs attributable to warrant liabilities	633,329	—
Interest earned on marketable securities held in Trust Account	(5,898)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(950,662)	—
Accrued expenses	110,071	—
Net cash used in operating activities	(1,177,638)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Warrants	7,520,000	—
Repayment of promissory note – related party	(128,302)	—
Payment of offering costs	(572,080)	—
Net cash provided by financing activities	277,299,618	—

Net Change in Cash	121,980	—
Cash – Beginning of period	—	—
Cash – End of period	$121,980	$—

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$11,919	$—
Initial classification of common stock subject to possible redemption	$262,636,410	$—
Change in value of common stock subject to possible redemption	$(13,137,282)	$—
Deferred legal fee payable	$415,804	$—
Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, post-Initial Public Offering public company related activities (for legal, financial reporting, accounting and auditing compliance) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as the year end date.

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3.

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

Transaction costs amounted to $16,316,186, consisting of $5,520,000 in cash underwriting fees, $9,660,000 and $415,804 of deferred underwriting and legal fees, respectively, with such deferred fees payable contingent upon the close of a Business Combination, and $720,382 of other offering costs.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The Sponsors have agreed (i) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to the Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounted to $16,316,186, of which $15,682,857 was charged to stockholders’ equity upon the completion of the Initial Public Offering and $633,329 was expensed to the condensed statements of operations (see Note 1).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9). For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants (as defined below) was used as the fair value as of each relevant date.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, Income Taxes (“ASC 740’). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $158,000, which had a full valuation allowance recorded against it of approximately $158,000. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021 and 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$5,898
Income and Franchise Tax	(5,898)
Net Earnings	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	27,600,000
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Basic and Diluted Earnings per Share
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$2,635,922
Redeemable Net Earnings	—
Non-Redeemable Net Income	$2,635,922
Denominator: Weighted Average Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,788,764
Income/Basic and Diluted Class B Common Stock	$0.39

As of March 31, 2021, basic and diluted shares are the same as they do not include the effect of warrants to purchase 21,340,000 shares of common stock as they are considered to be “out-of-the-money.”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors and the Company’s Chief Executive Officer (“CEO”) purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,520,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s CEO dated September 21, 2020, the Sponsors transferred to the CEO a number of Private Placement Warrants equal to 20% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the Initial Public Offering (the “CEO Warrants”).

Unless otherwise determined by the board of directors of the Company, if prior to the consummation of the Business Combination, the CEO (i) resigns from the Company as CEO or (ii) is removed or otherwise terminated by the board of directors of the Company, then the CEO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CEO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CEO Warrants.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s Chief Financial Officer (the“CFO”) dated November 4, 2020, the Sponsors transferred to the CFO a number of Private Placement Warrants equal to 7% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the Initial Public Offering (the “CFO Warrants”).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Unless otherwise determined by the board of directors of the Company, if prior to the consummation of the Business Combination, the CFO (i) resigns from the Company as CFO, (ii) is removed or otherwise terminated by the board of directors of the Company or (iii) dies, then the CFO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CFO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CFO Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In 1999, Jefferies subscribed for an aggregate of 1,000 shares of the Company’s membership interests for $5,000. On September 17, 2020, in connection with the Company’s conversion to a C Corporation, the Company converted the 1,000 membership interests owned by Jefferies into 1,150,000 shares of the Company’s Class B common stock. Also, on September 17, 2020, PNC Investment paid $20,000 to cover certain offering costs of the Company in consideration for 4,600,000 shares of the Company’s Class B common stock. As a result, there were 5,750,000 shares of Class B common stock issued and outstanding (the “Founder Shares”). On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All share and per share amounts have been retroactively restated to give effect to this stock split as of January 1, 2019.

Excluding the effect of the stock split discussed above, on September 21, 2020, PNC Investment transferred 1,150,000 Founder Shares to the Company’s CEO. On November 4, 2020, PNC Investment transferred 301,875 Founder Shares to the Company’s CFO, and Jefferies transferred 100,625 Founder Shares to the CFO.

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

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination and (ii) subsequent to a Business Combination, (a) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of PNC Investment a total of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred and paid $19,474 in fees for these services.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Related Party Loans

On January 7, 2021, the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Working Capital Promissory Notes, the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of at least 15% of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the costs and expenses incurred in connection with filing any such registration statements. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.

Underwriting and Legal Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company’s legal counsel is entitled to a deferred fee of $415,804, which will be paid upon the closing of a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 2,650,087 shares of Class A common stock issued and outstanding, excluding 24,949,913 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of March 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that the private placement warrants issued to Jefferies will not be exercisable more than five years from the effective date of the registration statement in accordance with FINRA rules. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;
●	if, and only if, the closing price of the shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the shares of Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis," as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for the issuance of Class A common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by the Sponsors, as applicable, prior to such issuance) (the "Newly Issued Price"), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

As of March 31, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

At March 31, 2021, assets held in the Trust Account were comprised of $276,005,898 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company had no withdrawals of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$276,005,898

Liabilities:
Warrant Liability - Public Warrants	1	6,900,000
Warrant Liability - Private Placement Warrants	3	5,489,600

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

At issuance, the warrant liability for the Public Warrants and Private Placement Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value.

The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the warrants is the probability of consummation of a Business Combination. The probability assigned to the consummation of a Business Combination was 90%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies (“SPACs”).

As of issuance and March 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation and based on the following significant inputs:

	January 12,
	2021
	(Issuance
	Date)	March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.87	$9.67
Volatility	15%	15%
Probability of completing a Business Combination	90%	90%
Term in Years	5.00	5.00
Risk-free rate	0.50%	0.92%
Dividend yield	0.0%	0.0%

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 12, 2021	5,640,000	10,350,000	15,990,000
Change in valuation inputs or other assumptions	(150,400)	(3,450,000)	(3,600,400)
Fair value as of March 31, 2021	$5,489,600	$6,900,000	$12,389,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $10,350,000.

NOTE 10. REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 12, 2021, filed on Form 8-K on January 19, 2021 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 12, 2021, the Company’s Public Warrants and Private Placement Warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, the Company’s audit committee, in conjunction with management, concluded that the Public Warrants and Private Placement Warrants should be presented as liabilities with subsequent fair value remeasurement.

The Public Warrants and Private Placement Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of ASC 815-40. The views expressed in the SEC Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued on January 12, 2021 in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

In accordance with FASB ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company concluded that the misstatement was material to the Post-IPO Balance Sheet. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As
	Previously		As
	Reported	Adjustments	Revised
Balance sheet as of January 12, 2021 (audited)
Warrant Liability	$—	$15,990,000	$15,990,000
Class A Common Stock Subject to Possible Redemption	262,636,410	(15,990,000)	246,646,410
Class A Common Stock	134	160	294
Additional Paid-in Capital	5,007,384	633,169	5,640,553
Accumulated Deficit	(3,204)	(633,329)	(636,533)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Empowerment & Inclusion Capital I Corp. References to our “management” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021 (the “Form 10-K”) as well as Item 1A. “Risk Factors” of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company initially formed as a Delaware limited liability company on May 29, 1999 under the name of PHX Capital LLC. On September 17, 2020, we converted to a Delaware C Corporation and changed our name to Empowerment & Inclusion Capital I Corp. for the purpose of effecting a Business Combination.

We are a special purpose acquisition company driven by a unique and critical mission: to use our significant experience and resources to acquire a diverse-led business or a business focused on promoting an inclusive economy and society and provide strategic advice in support of its ongoing growth and success to create enduring shareholder value. To share in that value creation, our Sponsors, PNC Investment and Jefferies, intend to each donate all of their respective founders shares and warrants to initiatives supporting the economic empowerment and inclusion of underrepresented groups. It is our and our Sponsors’ core belief that by empowering diverse or inclusive businesses and by our Sponsors using their profits and at-risk capital to reinvest in our communities, we and our Sponsors can deliver significant shareholder value while also promoting racial equity and a shift to a more inclusive economy and society.

On January 12, 2021, we consummated the Initial Public Offering of 27,600,000 Units, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to PNC Investment, Jefferies and Harold Ford Jr., generating gross proceeds of $7,520,000.

We intend to effectuate our Business Combination using the net cash from the Initial Public Offering and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	the use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes, and other disadvantages compared to our competitors who have less debt.

Results of Operations

Since our inception on May 29, 1999 through March 31, 2021, we have only engaged in activities related to our organization, our Initial Public Offering, post-Initial Public Offering public company related activities (for legal, financial reporting, accounting and auditing compliance), and the identification and evaluation of target businesses for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of a Business Combination. We generate small amounts of non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We will continue to incur public company expenses, as well as expenses for due diligence activities until we complete a Business Combination.

For the three months ended March 31, 2021, we had a net income of $2,635,922, which consists of a gain on the change in the fair value of warrant liabilities  of $3,600,400 and interest income on marketable securities held in the Trust Account of $5,898, offset by operating costs of $337,047 and transaction costs attributable to warrant liabilities of $633,329.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsors of $25,000 and up to $300,000 in loans available from our Sponsors, which were repaid upon our Initial Public Offering.

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $16,316,186 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, $415,804 of deferred legal fees and $720,382 of other offering costs.

For the period from May 29, 1999 (inception) through March 31, 2021, cash used in operating activities was $1,177,638, primarily related to prepaid insurance and other public company expenses. We used $276,000,000 in investing activities to fund our Trust Account, and we generated $277,299,618 in financing activities from our Initial Public Offering and sale of Private Placement Warrants, net of underwriting fees, offering costs and the repayment of the promissory note.

As of March 31, 2021, we had marketable securities held in the Trust Account of $276,005,898 (including approximately $5,898 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $121,980 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to pay public company related expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide us with Working Capital Loans, of which up to $1,000,000 have been committed by our Sponsors. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity. Such warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of PNC Investment a total of $10,000 per month for office space, utilities, and secretarial and administrative support. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, our attorneys are entitled to a deferred fee of approximately $415,804, which will be forfeited in the event we fail to complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Warrant Liabilities

We account for the warrants issued in connection with the Initial Public Offering in accordance with Accounting Standards Codification 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”. In the SEC Statement, the SEC Staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. In our audited closing balance sheet dated January 12, 2021 issued in connection with our Initial Public Offering and reported on a Form 8-K filed by us with the SEC on January 19, 2021, we classified our Private Placement Warrants and Public Warrants (collectively, the “Warrants”) as equity.

After considering the SEC Statement and revisiting the guidance in ASC 815-40, we concluded the Warrants meet the definition of a derivative as contemplated in ASC 815, not equity, given certain provisions contained within our warrant agreements, and therefore, our January 12, 2021 balance sheet contained misstatements related to the Warrants. The Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our Warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the Warrants in this Quarterly Report. The effect of the restatement on specific line items in our January 12, 2021 audited closing date balance sheet can be found in Note 10 of the Notes to Condensed Financial Statements included in this Quarterly Report.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Given the SEC Statement and the restatement of our January 12, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of the material weakness associated with the classification of the Warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for the Warrants. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. To address this material weakness, our management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the Form 10-K as well as those described below. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Form 10-K.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by Public Stockholders.

The Warrants are accounted for as liabilities and the changes in value of the Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to the Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Initial Public Offering and private placement in January 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the January 2021 Initial Public Offering and private placement, see Note 10 of the Notes to Condensed Financial Statements included in this Quarterly Report.

We have concluded that our internal control over financial reporting was ineffective as of March 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described herein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2021, we consummated the Initial Public Offering of 27,600,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $276,000,000. Jefferies LLC and Siebert Williams Shank & Co., LLC acted as the joint bookrunning managers for the offering, and Academy Securities, Inc., Blaylock Van, LLC, C.L. King & Associates, Inc., Loop Capital Markets LLC and Samuel A Ramirez & Company, Inc. acted as joint bookrunners. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251613 and 333-251948). The Securities and Exchange Commission declared the registration statement effective on January 7, 2021.

Simultaneous with the consummation of the Initial Public Offering and the closing of the over-allotment option, we consummated the private placement of an aggregate of 7,520,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,520,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option and the issuance of the Private Placement Warrants, $276,000,000 was placed in the Trust Account.

We paid a total of $5,520,000 in underwriting discounts and commissions and $720,382 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions and our attorneys agreed to defer $415,804 in legal fees, both of which are payable contingent upon the successful closing of a Business Combination..

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 25, 2021, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company is not in compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual since the Company did not file this Quarterly Report with the SEC on or before May 24, 2021, the extended period provided for the filing under Rule 12b-25(b) of the Securities Exchange Act of 1934, as amended.

The NYSE informed the Company that, under the NYSE’s rules, the Company can regain compliance with the NYSE’s continued listing requirements by filing this Quarterly Report with the SEC at any time prior to November 24, 2021.

As previously reported by the Company in its Form 12b-25 filed with the SEC on May 18, 2021, the Company has undergone the process of determining the extent to which the SEC Statement will impact its financial statements as of and for the fiscal quarter ended March 31, 2021, which are included in this Quarterly Report.

The Company filed this Quarterly Report and so has regained compliance with the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

3.2

By Laws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

4.2

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

4.4

Warrant Agreement, dated January 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

4.5

Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39857), filed with the Securities and Exchange Commission on March 29, 2021).

10.1

Letter Agreement, dated January 7, 2021, by and among the Company, its officers, its directors, PNC Investment Capital Corp. and Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.2

Investment Management Trust Agreement, dated January 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.3

Registration Rights Agreement, dated January 12, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated January 7, 2021, by and among the Company, PNC Investment Capital Corp., Jefferies Financial Group Inc. and Harold Ford Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.5

Administrative Support Agreement, dated January 12, 2021, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.6

Convertible Promissory Note, dated as of January 7, 2021, issued to PNC Investment Capital Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.7

Convertible Promissory Note, dated as of January 7, 2021, issued to Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39857), filed with the Securities and Exchange Commission on January 12, 2021).

10.8

Securities Subscription Agreement, dated September 17, 2020, by and between the Company and PNC Investment Capital Corp. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

10.9

Promissory Note, dated September 17, 2020, issued to PNC Investment Capital Corp. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

10.10

Promissory Note, dated September 17, 2020, issued to Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

10.11

Letter Agreement, dated September 21, 2020, among PNC Investment Capital Corp., Jefferies Financial Group Inc. and Harold Ford Jr. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

10.12

Letter Agreement, dated November 4, 2020, among PNC Investment Capital Corp., Jefferies Financial Group Inc. and Virginia Henkels (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

10.13

Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-251613), filed with the Securities and Exchange Commission on January 4, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: May 27, 2021	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)