Form 10-Q
period 2021-06-30
Empowerment & Inclusion Capital I Corp.
filed 2021-08-10
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 10, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$36,951	$—
Prepaid expenses	808,021	—
Total Current Assets	844,972	—

Deferred offering costs	—	636,383
Cash held in Trust Account	276,012,781	—
TOTAL ASSETS	$276,857,753	$636,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$191,835	$3,936
Accrued offering costs	—	500,000
Promissory note – related party	—	116,383
Total Current Liabilities	191,835	620,319

Deferred legal fee payable	415,804	—
Deferred underwriting fee payable	9,660,000	—
Warrant liability	15,776,800	—
Total Liabilities	26,044,439	620,319

Commitments and Contingencies

Class A common stock subject to possible redemption 24,581,331 shares at $10.00 per share	245,813,310	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,018,669 and 0 shares issued and outstanding (excluding 24,581,331 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	302	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (1)	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	6,057,841	24,310
Retained earnings (accumulated deficit)	(1,053,829)	(3,936)
Total Stockholders’ Equity	5,000,004	16,064
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,857,753	$636,383

(1)	At December 31, 2020, included up to 787,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating and formation costs	$305,498	$—	$642,545	$—
Loss from operations	(305,498)	—	(642,545)	—

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,883	—	12,781	—
Transaction costs attributable to warrant liabilities	—	—	(633,329)	—
Change in fair value of warrant liabilities	(3,387,200)	—	213,200	—
Other income (expense), net	(3,380,317)	—	(407,348)	—

Net loss	$(3,685,815)	$—	$(1,049,893)	$—

Weighted average shares outstanding, Class A common stock	27,600,000	—	27,600,000	—

Basic and diluted net income per share, Class A common stock	$—	$—	$—	$—

Weighted average shares outstanding, Class B common stock	6,900,000	1,380,000	6,840,659	1,380,000

Basic and diluted net loss per share, Class B common stock	$(0.53)	$—	$(0.15)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

					Stock
					Subscription		Retained
	Class A		Class B		Receivable	Additional	Earnings	Total
	Common Stock		Common Stock		from	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	$(5,000)	$24,310	$(3,936)	$16,064

Sale of 27,600,000 Units, net of underwriting discounts, initial value of public warrant liability and other offering costs	27,600,000	2,760	—	—	—	249,964,383	—	249,967,143

Proceeds received from sale of Private Placement Warrants in excess of fair value	—	—	—	—	—	1,880,000	—	1,880,000

Class A Common stock subject to possible redemption	(24,949,913)	(2,495)	—	—	—	(249,496,633)	—	(249,499,128)

Net income	—	—	—	—	—	—	2,635,922	2,635,922

Balance — March 31, 2021	2,650,087	265	6,900,000	690	(5,000)	2,372,060	2,631,986	5,000,001

Class A Common stock subject to possible redemption	368,582	37	—	—	—	3,685,781	—	3,685,818

Net loss	—	—	—	—	—	—	(3,685,815)	(3,685,815)

Balance – June 30, 2021	3,018,669	$302	6,900,000	$690	$(5,000)	$6,057,841	$(1,053,829)	$5,000,004

THREE AND SIX MONTHS ENDED JUNE 30, 2020

					Stock
					Subscription		Retained
	Class A		Class B		Receivable	Additional	Earnings	Total
	Common Stock		Common Stock		from	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit)	Equity
Balance — January 1, 2020	—	$—	1,380,000	$138	$(5,000)	$4,862	$—	$—

Net income (loss)	—	—	—	—	—	—	—	—

Balance — March 31, 2020	—	—	1,380,000	138	(5,000)	4,862	$—	$—

Net income (loss)	—	—	—	—	—	—	—	—

Balance – June 30, 2020	—	$—	1,380,000	$138	$(5,000)	$4,862	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(1,049,893)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(213,200)	—
Transaction costs attributable to warrant liabilities	633,329	—
Interest earned on marketable securities held in Trust Account	(12,781)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(808,021)	—
Accrued expenses	187,899	—
Net cash used in operating activities	(1,262,667)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Placement Warrants	7,520,000	—
Repayment of promissory note – related party	(128,302)	—
Payment of offering costs	(572,080)	—
Net cash provided by financing activities	277,299,618	—

Net Change in Cash	36,951	—
Cash – Beginning of period	—	—
Cash – End of period	$36,951	$—

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$11,919	$—
Initial classification of common stock subject to possible redemption	$262,636,410	$—
Change in value of common stock subject to possible redemption	$(16,823,100)	$—
Deferred legal fee payable	$415,804	$—
Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, post-Initial Public Offering public company related activities (for legal, financial reporting, accounting and auditing compliance) and the identification of a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to PNC Investment Capital Corp. (“PNC Investment”), Jefferies Financial Group Inc. (“Jefferies” and, together with PNC Investment, the “Sponsors”) and  the Company’s Chief Executive Officer (“CEO”), Harold Ford Jr., generating gross proceeds of $7,520,000, which is described in Note 4.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $36,951 in its operating bank account and working capital of approximately $700,000. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may provide the Company with Working Capital Loans (as defined below), of which up to $1,000,000 have been committed by our Sponsors (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) as liabilities in accordance with the guidance contained in FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), under which the Warrants do not meet the criteria for equity treatment and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations (see Note 9).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9). For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740’). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $133,000, which had a full valuation allowance recorded against it of approximately $133,000. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the six months ended June 30, 2021 and 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$6,883	$—	$12,781	$—
Franchise Tax	(6,883)		(12,781)
Net Income (Loss)	$—	$—	$—	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	27,600,000	—	27,600,000	—
Earnings/Basic and Diluted Class A Common Stock	$—	$—	$—	$—

Class B Common Stock
Basic and Diluted Earnings per Share
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(3,685,815)	$—	$(1,049,893)	$—
Redeemable Net Earnings	—	—	—	—
Non-Redeemable Net Loss	$(3,385,815)	$—	$(1,049,893)	$—
Denominator: Weighted Average Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,900,000	—	6,840,659	—
Loss/Basic and Diluted Class B Common Stock	$(0.53)	$—	$(0.15)	$—

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As of June 30, 2021, basic and diluted shares are the same as they do not include the effect of warrants to purchase 21,320,000 shares of common stock as they are considered to be “out-of-the-money.”

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

JUNE 30, 2021

(Unaudited)

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of PNC Investment a total of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred and paid $29,211 and $48,685 in fees for these services.

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

Related Party Loans

On January 7, 2021, the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Working Capital Promissory Notes, the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Initial Public Offering

Jefferies, one of our Sponsors, acted as a lead underwriter in our Initial Public Offering. Solebury Capital LLC, an affiliate of one of our Sponsors, acted as a financial advisor in connection with our Initial Public Offering. We have agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by the underwriters for their services. As of June 30, 2021, we paid Jefferies $5,520,000 of underwriting fees of which Solebury Capital LLC received $193,200.  An additional $9,660,000 of underwriting fees have been deferred and are payable contingent upon the close of a Business Combination.

We are under no obligation to engage any of the underwriters or financial advisors that provided services to us in our Initial Public Offering to provide any services for us in the future, including with respect to a Business Combination, although we are not prohibited from doing so. Any of the underwriters or financial advisors that provided services to us in our Initial Public Offering may introduce us to potential target businesses or assist us in raising additional capital in the future.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The legal counsel who advised in connection with our Initial Public Offering is entitled to a deferred fee of $415,804, which is payable upon the closing of a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,018,669 shares of Class A common stock issued and outstanding, excluding 24,581,331 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that the Private Placement Warrants issued to Jefferies will not be exercisable more than five years from the effective date of the registration statement in accordance with FINRA rules. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a "cashless basis" pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

As of June 30, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $276,012,781 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company had no withdrawals of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$276,012,781

Liabilities:
Warrant Liability - Public Warrants	1	10,212,000
Warrant Liability - Private Placement Warrants	3	5,564,800

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

At issuance, the warrant liability for the Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value.

The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of a Business Combination. The probability assigned to the consummation of a Business Combination was 90%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies (“SPACs”).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As of issuance and June 30, 2021, the estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation and based on the following significant inputs:

	January 12,
	2021
	(Issuance
	Date)	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.87	$9.78
Volatility	15%	15%
Probability of completing a Business Combination	90%	90%
Term in Years	5.00	5.00
Risk-free rate	0.50%	0.87%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 12, 2021	5,640,000	10,350,000	15,990,000
Change in valuation inputs or other assumptions	(75,200)	(138,000)	(213,200)
Fair value as of June 30, 2021	$5,564,800	$10,212,000	$15,776,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $10,350,000.

NOTE 10. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “may,” “plan,” “intend,” “estimate,” “seek” or the negative of these terms and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: (i) our ability to select an appropriate target business or businesses; (ii) our ability to complete our initial Business Combination; (iii) our expectations around the performance of the prospective target business or businesses; (iv) our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination; (v) our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements; (vi) our potential ability to obtain additional financing to complete our initial Business Combination; (vii) our pool of prospective target businesses; (viii) the ability of our officers and directors to generate a number of potential Business Combination opportunities; (ix) our public securities’ potential liquidity and trading; (x) the lack of a market for our securities; (xi) the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; (xii) the Trust Account not being subject to claims of third parties; or (xiii) our financial performance following our Initial Public Offering.

For additional risk factors, please refer to the Risk Factors section of our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2021 (the “Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 28, 2021, and Item 1A. “Risk Factors” of this Quarterly Report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 12, 2021, we consummated the Initial Public Offering of 27,600,000 Units, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to PNC Investment, Jefferies and our CEO, generating gross proceeds of $7,520,000.

We intend to effectuate our Business Combination using the net cash from the Initial Public Offering and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Shares and/or Warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	the use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes; and

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes, and other disadvantages compared to our competitors who have less debt.

Results of Operations

Since our inception on May 29, 1999 through June 30, 2021, we have only engaged in activities related to our organization, our Initial Public Offering, post-Initial Public Offering public company related activities (for legal, financial reporting, accounting and auditing compliance), and the identification and evaluation of target businesses for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of a Business Combination. We generate small amounts of non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We will continue to incur public company expenses, as well as expenses for due diligence activities until we complete a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $3,685,815, which consists of a loss on the change in the fair value of warrant liabilities of $3,387,200 and operating costs of $305,498, offset by interest income on marketable securities held in the Trust Account of $6,883.

For the six months ended June 30, 2021, we had a net loss of $1,049,893, which consists of operating costs of $642,545 and transaction costs attributable to warrant liabilities of $633,329, offset by interest income on marketable securities held in the Trust Account of $12,781 and change in the fair value of warrant liabilities of $213,200.

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

For the six months ended June 30,2021, cash used in operating activities was $1,262,667, primarily related to prepaid insurance and other public company expenses. We used $276,000,000 in investing activities to fund our Trust Account,  and we generated $277,299,618 in financing activities from our Initial Public Offering and sale of Private Placement Warrants, net of underwriting fees, offering costs and the repayment of the promissory note.

As of June 30, 2021, we had marketable securities held in the Trust Account of $276,012,781 (including approximately $12,781 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had $36,951 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any proceeds from the Working Capital Loans as described below and in Note 1 primarily to pay public company related expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Based on the foregoing, management believes that we will have sufficient working capital due to the borrowing capacity from the Working Capital Loans to meet the Company’s needs through the earlier of the consummation of the initial Business Combination or one year from this filing.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the legal counsel that advised us in connection with our Initial Public Offering is entitled to a deferred fee of approximately $415,804, which is payable in the event that we complete a Business Combination.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Warrant Liabilities

We account for the Public Warrants and Private Placement Warrants that were issued in connection with the Initial Public Offering (together, the “Warrants”) in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In the SEC Statement, the SEC Staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. In our audited closing balance sheet dated January 12, 2021 issued in connection with our Initial Public Offering and reported on a Form 8-K filed by us with the SEC on January 19, 2021, we classified our Warrants as equity.

After considering the SEC Statement and revisiting the guidance in ASC 815-40, we concluded the Warrants meet the definition of a derivative as contemplated in ASC 815, not equity, given certain provisions contained within our warrant agreements, and therefore, our January 12, 2021 balance sheet contained misstatements related to the Warrants. The Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our Warrant liabilities) should have been recognized as expense as incurred.

We corrected the accounting for the Warrants (the “Restatement”) in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, which was filed with the SEC on May 28, 2021 (the “First Quarter Form 10-Q”). The effect of the Restatement on specific line items in our January 12, 2021 audited closing date balance sheet can be found in Note 10 of the Notes to Condensed Financial Statements included in the First Quarter Form 10-Q.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Restatement (as described in our First Quarter Form 10-Q), which occurred during the period covered by this report, a material weakness existed and our disclosure controls and procedures as of June 30, 2021 were not effective. Management has continued to monitor the remediation of the material weakness, as described below.

Changes in Internal Control over Financial Reporting

Other than the execution of the material weakness remediation activities described below, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2021.  Due to the events that led to the Restatement, management identified a material weakness in our internal controls as of June 30, 2021. To address this material weakness, our management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. While we believe that the foregoing efforts have effectively remediated the material weakness, because the reliability of internal control processes requires repeatable execution, the successful on-going remediation of this material weakness will require continued review and evidence of effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Form 10-K and the First Quarter Form 10-Q, as well as those described below. As of the date of this Quarterly Report, other than as described below and in our other filings with the SEC, there have been no material changes to such risk factors as previously disclosed in the Form 10-K.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Certificate of Incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by Public Stockholders.

The Warrants are accounted for as liabilities and the changes in value of the Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to the Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.

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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Initial Public Offering and private placement in January 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the January 2021 Initial Public Offering and private placement, see Note 10 of the Notes to Condensed Financial Statements included in the First Quarter Form 10-Q.

We have concluded that our internal control over financial reporting was ineffective as of June 30, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described herein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: August 10, 2021	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)