Form 10-Q
period 2021-09-30
Empowerment & Inclusion Capital I Corp.
filed 2021-11-12
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, there were 27,600,000 shares of Class A common stock subject to possible redemption, $0.0001 par value per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$79,404	$—
Prepaid expenses	667,672	—
Total Current Assets	747,076	—

Deferred offering costs	—	636,383
Cash held in Trust Account	276,019,739	—
TOTAL ASSETS	$276,766,815	$636,383

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$233,811	$3,936
Accrued offering costs	—	500,000
Promissory Notes – related party	—	116,383
Total current liabilities	233,811	620,319

Working Capital Promissory Notes	186,000	—
Deferred underwriting fee payable	9,660,000	—
Warrant liability	15,990,000	—
Total liabilities	26,069,811	620,319

Commitments and contingencies

Class A common stock subject to possible redemption 27,600,000 shares at $10.00 per share	276,000,000	—

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	—	24,310
Accumulated deficit	(25,298,686)	(3,936)
Total stockholders’ (deficit) equity	(25,302,996)	16,064
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,766,815	$636,383

(1)	At December 31, 2020, included up to 900,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating and formation costs	$(932)	$1,000	$641,613	$1,000
Income (loss) from operations	932	(1,000)	(641,613)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,958	—	19,739	—
Transaction costs attributable to Warrant liabilities	—	—	(633,329)	—
Change in fair value of Warrant liabilities	(213,200)	—	—	—
Change in fair value of Working Capital Promissory Notes	89,000	—	89,000	—
Total other income (expense), net	(117,242)	—	(524,590)	—

Net loss	$(116,310)	$(1,000)	$(1,166,203)	$(1,000)

Basic and diluted weighted average shares outstanding of Class A common stock	27,600,000	—	26,391,241	—
Basic and diluted net loss per share, Class A redeemable common stock	$(0.00)	$—	$(0.04)	$—

Basic and diluted weighted average shares outstanding of Class B common stock	6,900,000	2,032,826	6,860,584	1,599,197
Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

REVISED

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$(5,000)	$24,310	$(3,936)	$16,064

Accretion of Class A common stock subject to redemption	—	—	—	(1,904,310)	(24,128,547)	(26,032,857)

Sale of 7,520,000 Private Placement Warrants	—	—	—	1,880,000	—	1,880,000

Net income	—	—	—	—	2,635,922	2,635,922

Balance — March 31, 2021 (unaudited)	6,900,000	690	(5,000)	—	(21,496,561)	(21,500,871)

Net loss	—	—	—	—	(3,685,815)	(3,685,815)

Balance — June 30, 2021 (unaudited)	6,900,000	$690	$(5,000)	$—	$(25,182,376)	$(25,186,686)

Net loss	—	—	—	—	(116,310)	(116,310)

Balance – September 30, 2021 (unaudited)	6,900,000	$690	$(5,000)	$—	$(25,298,686)	$(25,302,996)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Stock
			Subscription		Retained
	Class B		Receivable	Additional	Earnings	Total
	Common Stock		from	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit)	Equity
Balance — January 1, 2020	1,380,000	$138	$(5,000)	$4,862	$—	$—

Net income (loss)	—	—	—	—	—	—

Balance — March 31, 2020 (unaudited)	1,380,000	138	(5,000)	4,862	$—	$—

Net income (loss)	—	—	—	—	—	—

Balance – June 30, 2020 (unaudited)	1,380,000	$138	$(5,000)	$4,862	$—	$—

Issuance of Class B common stock to Sponsor	5,520,000	552	—	19,448	—	20,000

Net loss	—	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020 (unaudited)	6,900,000	$690	$(5,000)	$24,310	$(1,000)	$19,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,166,203)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Working Capital Promissory Notes	(89,000)	—
Transaction costs attributable to Warrant liabilities	633,329	—
Interest earned on marketable securities held in Trust Account	(19,739)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(667,672)	—
Accrued expenses	229,875	1,000
Net cash used in operating activities	(1,079,410)	—

Cash flows from investing activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Placement Warrants	7,520,000	—
Repayment of Promissory Notes – related party	(128,302)	—
Proceeds from Working Capital Promissory Notes	275,000
Payment of offering costs	(987,884)	—
Net cash provided by financing activities	277,158,814	—

Net change in cash	79,404	—
Cash – beginning of period	—	—
Cash – end of period	$79,404	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$440,902
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through Promissory Notes – related party	$11,919	$35,000
Initial classification of common stock subject to possible redemption	$276,000,000	$—
Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, public company-related activities for legal, financial reporting, accounting and auditing compliance and the identification of a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each whole redeemable warrant, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to PNC Investment Capital Corp. (“PNC Investment”), Jefferies Financial Group Inc. (“Jefferies” and, together with PNC Investment, the “Sponsors”) and the Company’s Chief Executive Officer (“CEO”), Harold Ford Jr., generating gross proceeds of $7,520,000, which is described in Note 5.

Transaction costs relating to the foregoing amounted to $16,316,186, consisting of $5,520,000 in cash underwriting fees, $9,660,000 and $415,804 of deferred underwriting and legal fees, respectively, with such deferred fees payable contingent upon the close of a Business Combination, and $720,382 of other offering costs. During the quarter ended September 30, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will have until January 12, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $79,404 in its operating bank account and working capital of approximately $500,000. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below), of which up to $1,000,000 have been committed by our Sponsors (see Note 6).

On January 7, 2021, the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to loan the Company additional funds as may be required (together with the Working Capital Promissory Notes, the “Working Capital Loans”).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

On August 20, 2021, the Company drew an aggregate of $275,000 on the Working Capital Promissory Notes. The Working Capital Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. The Working Capital Promissory Notes are convertible, at the lender’s option, into warrants to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

If the Company completes a Business Combination, the Company would repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there was $275,000 and $0, respectively, outstanding under the Working Capital Loans with a fair value of $186,000 and $0, respectively (see Note 10).

The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors or third parties. The Company’s officers and directors and the Sponsors may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to revise the presentation of Class A common stock subject to possible redemption to reflect all such shares within temporary equity after determining the Class A common stock redemption feature is not solely within the control of the Company. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption associated with a business combination cannot result in net tangible assets being less than $5,000,001. The revision resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to Additional paid-in capital (to the extent available), Retained earnings (Accumulated deficit) and Class A common stock. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. As such the Company is reporting upon revisions to those periods in this quarterly report on Form 10-Q. The following table reflects the revision to the impacted line items on the Company’s historical balance sheets.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of January 12, 2021 (audited)
Class A common stock subject to possible redemption	$246,646,410	$29,353,590	$276,000,000
Class A common stock	$294	$(294)	$—
Additional paid-in capital	$5,640,553	$(5,640,553)	$—
Accumulated deficit	$(636,533)	$(23,712,743)	$(24,349,276)
Total stockholders’ equity (deficit)	$5,000,004	$(29,353,590)	$(24,353,586)

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(10,350,000)
Class A common stock issuance costs	(15,682,857)
Plus:
Accretion of carrying value to redemption value	$26,032,857

Class A common stock subject to possible redemption	$276,000,000

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480 and meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company accounts for the Warrants as liabilities in accordance with the guidance contained in FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), under which the Warrants do not meet the criteria for equity treatment and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations (see Note 10).

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants was estimated using a Monte Carlo simulation approach (see Note 10). For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740’). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $245,000, which had a full valuation allowance recorded against it of approximately $245,000. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the nine months ended September 30, 2021 and 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with (i) the Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(93,048)	$(23,262)	$—	$(1,000)	$(924,980)	$(241,223)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	—	2,032,826	26,391,241	6,882,482	—	1,599,197
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$—	$(0.00)	$(0.04)	$(0.04)	$—	$(0.00)

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

Management does not believe that any other recently issued but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors and the Company’s CEO purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,520,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s CEO dated September 21, 2020, the Sponsors transferred to the CEO a number of Private Placement Warrants equal to 20% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the Initial Public Offering (the “CEO Warrants”).

Unless otherwise determined by the board of directors of the Company, if prior to the consummation of the Business Combination the CEO (i) resigns from the Company as CEO or (ii) is removed or otherwise terminated by the board of directors of the Company, the CEO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CEO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CEO Warrants.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s Chief Financial Officer (the “CFO”) dated November 4, 2020, the Sponsors transferred to the CFO a number of Private Placement Warrants equal to 7% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the Initial Public Offering (the “CFO Warrants”).

Unless otherwise determined by the board of directors of the Company, if prior to the consummation of the Business Combination the CFO (i) resigns from the Company as CFO, (ii) is removed or otherwise terminated by the board of directors of the Company or (iii) dies, the CFO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CFO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CFO Warrants.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture, to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) subsequent to a Business Combination, (a) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of PNC Investment a total of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred and paid $29,211 and $77,896, respectively, in fees for these services.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

On January 7, 2021, the Company issued the Working Capital Promissory Notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to provide the Company with Working Capital Loans. During the quarter ended September 30, 2021, the Company drew an aggregate of $275,000 on the Working Capital Promissory Notes, of which $206,250 was drawn from a Working Capital Promissory Note with PNC Investment and $68,750 was drawn from a Working Capital Promissory Note with Jefferies.

If the Company completes a Business Combination, the Company would repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there was $275,000 and $0, respectively, outstanding under the Working Capital Loans.

Initial Public Offering

Jefferies, one of our Sponsors, acted as a lead underwriter in our Initial Public Offering. Solebury Capital LLC, an affiliate of one of our Sponsors, acted as a financial advisor in connection with our Initial Public Offering. We have agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by the underwriters for their services. As of September 30, 2021, we paid Jefferies $5,520,000 of underwriting fees of which Solebury Capital LLC received $193,200. An additional $9,660,000 of underwriting fees have been deferred and are payable contingent upon the close of a Business Combination.

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

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the continuing impacts of the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, a specific material adverse impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of at least 15% of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the costs and expenses incurred in connection with filing any such registration statements. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, from the effective date of the registration statement and may not exercise its demand rights on more than one occasion.

Underwriting and Legal Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The legal counsel who advised in connection with our Initial Public Offering was entitled to a deferred fee of $415,804. During the quarter ended September 30, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law; provided that only holders of Class B common stock will have the right to vote on the election of directors prior to the Business Combination. The shares of Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued or to be issued to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 9. WARRANTS

As of September 30, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that the Private Placement Warrants issued to Jefferies will not be exercisable more than five years from the effective date of the registration statement in accordance with FINRA rules. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Warrants become exercisable, the Company may call the Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;
●	at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;
●	if the closing price of the shares of Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by the Sponsors, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

As of September 30, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$276,019,739

Liabilities:
Working Capital Promissory Notes	2	$186,000

Warrant liability - Public Warrants	1	$10,350,000
Warrant liability - Private Placement Warrants	2	5,640,000
Total Warrant liability		$15,990,000

At September 30, 2021, assets held in the Trust Account were comprised of $276,019,739 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company had no withdrawals of interest earned on the Trust Account.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

At issuance, the Warrant liability for the Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value measurement. As of September 30, 2021, the fair value of the Private Placement Warrants was equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

As of issuance, the estimated fair value of the Warrants was determined using a Monte Carlo simulation and based on the following significant inputs:

January 12,
2021
(Issuance
Date)
Exercise price	$11.50
Stock price	$9.87
Volatility	15%
Probability of completing a Business Combination	90%
Term in Years	5.00
Risk-free rate	0.50%
Dividend yield	0.0%

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of a Business Combination. The probability assigned to the consummation of a Business Combination was 90%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies (“SPACs”).

The following table presents the changes in the fair value of Warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 12, 2021	5,640,000	10,350,000	15,990,000
Change in valuation inputs or other assumptions	—	—	—
Fair value as of September 30, 2021	$5,640,000	$10,350,000	$15,990,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $10,350,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $5,640,000.

The Company elected the fair value option for the Working Capital Promissory Notes. The Working Capital Promissory Notes are convertible into warrants identical to the Private Placement Warrants. As noted above, similar to the Private Placement Warrants, as of September 30, 2021, the fair value of the Working Capital Promissory Notes was equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of the Level 2 Working Capital Promissory Notes:

Fair value as of January 1, 2021	$—
Proceeds received Working Capital Promissory Notes	275,000
Change in fair value	(89,000)
Fair value as of September 30, 2021	$186,000

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

For additional risk factors, please refer to the Risk Factors section of our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2021 (the “Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 28, 2021 (the “First Quarter Form 10-Q”), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which was filed with the SEC on August 10, 2021 (the “Second Quarter Form 10-Q”), and Item 1A. “Risk Factors” of this Quarterly Report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 7, 2021, we issued the Working Capital Promissory Notes in favor of our Sponsors, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000 for working capital. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of our officers and directors, may but are not obligated to provide us with Working Capital Loans.

On August 20, 2021, we drew aggregate of $275,000 on the Working Capital Promissory Notes. The Working Capital Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. The Working Capital Promissory Notes are convertible, at the lender’s option, into warrants to purchase shares of common stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

If we complete a Business Combination, we expect to repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We intend to effectuate our Business Combination using the net cash from the Initial Public Offering and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt, including proceeds from the Working Capital Loans.

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

Results of Operations

Since our inception on May 29, 1999 through September 30, 2021, we have only engaged in activities related to our organization, our Initial Public Offering, post-Initial Public Offering public company related activities for legal, financial reporting, accounting and auditing compliance, and the identification and evaluation of target businesses for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of a Business Combination. We generate small amounts of non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We will continue to incur public company expenses, as well as expenses for due diligence activities until we complete a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $116,310, which consisted of a loss on the change in the fair value of Warrant liabilities of $213,200, offset by interest income on marketable securities held in the Trust Account of $6,958, change in the fair value of the Working Capital Promissory Notes of $89,000 and operating income of $932.

For the nine months ended September 30, 2021, we had a net loss of $1,166,203, which consisted of operating costs of $641,613 and transaction costs attributable to Warrant liabilities of $633,329, partially offset by interest income on marketable securities held in the Trust Account of $19,739 and change in the fair value of the Working Capital Promissory Notes of $89,000.

For the three and nine months ended September 30, 2020, we had a net loss of $1,000, which consisted of operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsors of $25,000 and up to $300,000 in loans available from our Sponsors, which were repaid upon our Initial Public Offering.

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $16,316,186 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, $415,804 of deferred legal fees and $720,382 of other offering costs. During the quarter ended September 30, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

For the nine months ended September 30,2021, cash used in operating activities was $1,079,410. Net loss of $1,166,203 was affected by interest earned on marketable securities held in the Trust Account of $19,739, change in the fair value of Working Capital Promissory Notes of $89,000 and transaction costs attributable to Warrant liabilities of $633,329. Changes in operating assets and liabilities used $437,797 of cash for operating activities. We used $276,000,000 in investing activities to fund our Trust Account, and we generated $277,158,814 in financing activities from our Initial Public Offering, sale of Private Placement Warrants and proceeds from the Working Capital loans, net of underwriting fees, offering costs and the repayment of the Promissory Notes – related party.

For the nine months ended September 30, 2020, cash used in operating activities was $0, which consists of net loss of $1,000 and changes in operating assets and liabilities, which used $1,000 of cash from operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $276,019,739 (including approximately $19,739 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had $79,404 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any proceeds from the Working Capital Loans as described below and in Note 1 primarily to pay public company related expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Based on the foregoing, management believes that we will have sufficient working capital due to the borrowing capacity from the Working Capital Loans to meet the Company’s needs through the earlier of the consummation of the initial Business Combination or one year from this filing.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may provide us with Working Capital Loans, of which up to $1,000,000 have been committed by our Sponsors. We drew an aggregate of $275,000 on the Working Capital Loans during the quarter ended September 30, 2021.

If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity. Such warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Warrant Liabilities

We account for the Warrants in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021 and remained effective through September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, as well as those described below. As of the date of this Quarterly Report, other than as described below and in our other filings with the SEC, there have been no material changes to such risk factors as previously disclosed in the Form 10-K.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. We corrected the accounting for the Warrants (the “Restatement”) in the First Quarter Form 10-Q. The effect of the Restatement on specific line items in our January 12, 2021 audited closing date balance sheet can be found in Note 10 of the Notes to Condensed Financial Statements included in the First Quarter 2021 Form 10-Q.

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to the Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.

We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in the First Quarter Form 10-Q and the Second Quarter Form 10-Q, as of the end of the quarter ended March 31, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Initial Public Offering and private placement in January 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the January 2021 Initial Public Offering and private placement, see Note 10 of the Notes to Condensed Financial Statements included in the First Quarter Form 10-Q.

During the quarter ended September 30, 2021, we completed the remediation measures related to the material weakness and have concluded that our internal control over financial reporting was effective as of September 30, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, we identified a material weakness in our internal control over financial reporting as of the quarters ended March 31, 2021 and June 30, 2021. As a result of such previously-identified material weakness, the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: November 12, 2021	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)