Form 10-Q/A
period 2021-09-30
Empowerment & Inclusion Capital I Corp.
filed 2021-12-09
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 9, 2021, there were 27,600,000 shares of Class A common stock subject to possible redemption, $0.0001 par value per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE

Empowerment & Inclusion Capital I Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature that provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”) 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering (as defined below), the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has since determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, on November 30, 2021, the Company’s management, together with the Audit Committee, after discussion with its independent registered public accounting firm, determined that the Company’s previously issued (i) audited balance sheet as of January 12, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 Form 10-Q”), filed with the SEC on May 28, 2021, (ii) unaudited interim financial statements and other financial data included in the Q1 Form 10-Q, (iii) unaudited interim financial statements and other financial data included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Q2 Form 10-Q”), filed with the SEC on August 10, 2021 and (iv) unaudited interim financial statements and other financial data included in the Original Quarterly Report (collectively, the “Affected Periods”) should be restated in this Quarterly Report, as a result of this error, to report all Public Shares as temporary equity. The financial statements for the Affected Periods are restated in Note 2 of this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements. The restated amounts did not have any impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.

The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the quarterly reports for the Affected Periods should no longer be relied upon. On December 1, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the quarterly reports for the Affected Periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above and the filing of this Quarterly Report, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

REVISED

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$(5,000)	$24,310	$(3,936)	$16,064

Accretion of Class A common stock subject to redemption	—	—	—	(1,904,310)	(24,128,547)	(26,032,857)

Sale of 7,520,000 Private Placement Warrants	—	—	—	1,880,000	—	1,880,000

Net income	—	—	—	—	2,635,922	2,635,922

Balance — March 31, 2021 (unaudited) (as restated – see Note 2)	6,900,000	690	(5,000)	—	(21,496,561)	(21,500,871)

Net loss	—	—	—	—	(3,685,815)	(3,685,815)

Balance — June 30, 2021 (unaudited) (as restated – see Note 2)	6,900,000	$690	$(5,000)	$—	$(25,182,376)	$(25,186,686)

Net loss	—	—	—	—	(116,310)	(116,310)

Balance – September 30, 2021 (unaudited)	6,900,000	$690	$(5,000)	$—	$(25,298,686)	$(25,302,996)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Stock
			Subscription		Retained
	Class B		Receivable	Additional	Earnings	Total
	Common Stock		from	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit)	Equity
Balance — January 1, 2020	1,380,000	$138	$(5,000)	$4,862	$—	$—

Net income (loss)	—	—	—	—	—	—

Balance — March 31, 2020 (unaudited)	1,380,000	138	(5,000)	4,862	$—	$—

Net income (loss)	—	—	—	—	—	—

Balance – June 30, 2020 (unaudited)	1,380,000	$138	$(5,000)	$4,862	$—	$—

Issuance of Class B common stock to Sponsor	5,520,000	552	—	19,448	—	20,000

Net loss	—	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020 (unaudited)	6,900,000	$690	$(5,000)	$24,310	$(1,000)	$19,000

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of Class A common stock subject to possible redemption to reflect all such shares within temporary equity after determining the Class A common stock redemption feature is not solely within the control of the Company. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption associated with a business combination cannot result in net tangible assets being less than $5,000,001. The restatement resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to Additional paid-in capital (to the extent available), Retained earnings (Accumulated deficit) and Class A common stock. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As such, the Company is reporting upon restatements to the Affected Periods in this Quarterly Report.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s historical financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
IPO Balance Sheet as of January 12, 2021 as reported on Form 8-K
Class A common stock subject to possible redemption	$246,646,410	$29,353,590	$276,000,000
Class A common stock	$294	$(294)	$—
Additional paid-in capital	$5,640,553	$(5,640,553)	$—
Accumulated deficit	$(636,533)	$(23,712,743)	$(24,349,276)
Total stockholders’ equity (deficit)	$5,000,004	$(29,353,590)	$(24,353,586)
Number of Class A common stock shares subject to possible redemption	24,664,641	2,935,359	27,600,000

Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$249,499,128	$26,500,872	$276,000,000
Class A common stock	$265	$(265)	$—
Additional paid-in capital	$2,372,060	$(2,372,060)	$—
Retained earnings (Accumulated deficit)	$2,631,986	$(24,128,547)	$(21,496,561)
Total stockholders’ equity (deficit)	$5,000,001	$(26,500,872)	$(21,500,871)
Number of Class A common stock shares subject to possible redemption	24,949,913	2,650,087	27,600,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$245,813,310	$30,186,690	$276,000,000
Class A common stock	$302	$(302)	$—
Additional paid-in capital	$6,057,841	$(6,057,841)	$—
Accumulated deficit	$(1,053,829)	$(24,128,547)	$(25,182,376)
Total stockholders’ equity (deficit)	$5,000,004	$(30,186,690)	$(25,186,686)
Number of Class A common stock shares subject to possible redemption	24,581,331	3,018,669	27,600,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	27,600,000	(3,639,560)	23,960,440
Basic and diluted net income per share, Class A common stock	$—	$0.09	$0.09
Weighted average shares outstanding, Class B common stock	6,788,764	(7,445)	6,781,319
Basic and diluted net income per share, Class B common stock	$0.39	$(0.30)	$0.09

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	27,600,000	—	27,600,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.11)	$(0.11)
Weighted average shares outstanding, Class B common stock	6,900,000	—	6,900,000
Basic and diluted net loss per share, Class B common stock	$(0.53)	$0.42	$(0.11)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	27,600,000	(1,819,780)	25,780,220
Basic and diluted net loss per share, Class A common stock	$—	$(0.03)	$(0.03)
Weighted average shares outstanding, Class B common stock	6,840,659	—	6,840,659
Basic and diluted net loss per share, Class B common stock	$(0.15)	$0.12	$(0.03)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$262,636,410	$13,363,590	$276,000,000
Change in value of common stock subject to possible redemption	$(13,137,282)	$13,137,282	$—

Condensed Statement of Cash Flows for Six Months Ended June 30, 2021 (Unaudited)
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$246,646,410	$29,353,590	$276,000,000
Change in value of common stock subject to possible redemption	$(16,823,100)	$16,823,100	$—

The Company’s Condensed Statements of Changes in Stockholders’ (Deficit) Equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “we,” “us,” “our” or the “Company” refer to Empowerment & Inclusion Capital I Corp. References to our “management” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to give effect to the restatement of our financial statements as of March 31, 2021, June 30, 2021 and September 30, 2021. Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management has since determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex financial instruments, and has identified a material weakness in internal controls related to the accounting for complex equity instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in the First Quarter Form 10-Q and the Second Quarter Form 10-Q, as of the end of the quarter ended March 31, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Initial Public Offering and private placement in January 2021. As a result of this material weakness, our management previously concluded that our internal control over financial reporting was not effective as of March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the January 2021 Initial Public Offering and private placement, see Note 10 of the Notes to Condensed Financial Statements included in the First Quarter Form 10-Q.

In addition, as described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting relating to our classification of a portion of our Class A common stock subject to possible redemption in permanent equity. Management has re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in a restatement of the Company’s financial statements for the Affected Periods. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

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

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. As a result of such previously-identified material weaknesses and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: December 9, 2021	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)