Form 10-K
period 2021-12-31
Empowerment & Inclusion Capital I Corp.
filed 2022-03-09
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 001-39857

Empowerment & Inclusion Capital I Corp.
(Exact name of Registrant as specified in its charter)

Delaware	13-4055608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

340 Madison Avenue New York, New York 10173 (212) 468-8655
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	EPWR.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	EPWR	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	EPWR.WS	New York Stock Exchange

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

As of June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $267.5 million, based on the closing sales price of the shares of Class A common stock of $9.78 on such date.

As of March 9, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value per share, subject to possible redemption and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

◾	“Board” are to our Board of Directors;
◾	“CEO” are to our Chief Executive Officer, Harold Ford, Jr.;
◾	“CFO” are to our Chief Financial Officer, Virginia Henkels;
◾	“Common Stock” are to our Class A common stock and our Class B common stock, collectively;
◾	“Founder Shares” are to shares of our Class B common stock held by our Sponsors prior to our IPO, and the shares of our Class A common stock issued upon the conversion thereof;
◾	“Initial Business Combination” are to our merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses;
◾	“Initial Stockholders” are to our Sponsors, our CEO, our CFO, and any other holders of our Founder Shares prior to our IPO (or their permitted transferees);
◾	“IPO” are to our initial public offering of 27,600,000 Units, at $10.00 per Unit, which closed on January 12, 2021;
◾	“Jefferies” are to Jefferies Financial Group Inc., a New York corporation, which is one of our Sponsors;
◾	“Management” or our “Management Team” are to our officers and directors;
◾	“PNC” are to The PNC Financial Services Group, Inc., a Pennsylvania corporation;
◾	“PNCIC” are to PNC Investment Capital Corp., a Delaware corporation, which is an affiliate of PNC;
◾	“Private Placement Warrants” are to the warrants issued to our Sponsors in a private placement simultaneously with the closing of our IPO;
◾	“Public Shares” are to shares of our Class A common stock sold as part of the Units in our IPO (whether purchased in our IPO or thereafter in the open market);
◾	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and members of our Management Team to the extent our Initial Stockholders and/or members of our Management Team purchase Public Shares; provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” shall only exist with respect to such Public Shares;
◾	“Public Warrants” are to our redeemable warrants sold as part of the Units in our IPO (whether purchased in our IPO or thereafter in the open market), to the Private Placement Warrants if held by third parties other than our Sponsors (or permitted transferees, including our CEO and our CFO), and to any Private Placement Warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our Private Placement Warrants or our executive officers or directors (or permitted transferees);
◾	“Sponsors” are to PNCIC and Jefferies;
◾	“Trust Account” are to the trust account in the U.S., with Continental Stock Transfer & Trust Company acting as trustee and Morgan Stanley Wealth Management acting as investment manager, into which we have deposited certain proceeds from our IPO and the sale of the Private Placement Warrants;

◾	“Units” are to the securities that consist of one share of Class A common stock and one-half of one redeemable warrant;
◾	“Warrants” are to our redeemable warrants, which includes the Public Warrants as well as the Private Placement Warrants to the extent they are no longer held by the initial purchasers of the Private Placement Warrants or their permitted transferees; and
◾	“we,” “us,” “our,” “the Company,” or “our company” are to Empowerment & Inclusion Capital I Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our Management Team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to achieve and maintain effective controls over financial reporting;
●	our ability to complete our Initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our Initial Business Combination;
●	our Management Team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;
●	our ability to obtain additional financing to complete our Initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an Initial Business Combination due to the uncertainty resulting from the ongoing coronavirus (“COVID-19”) pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance following our IPO.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Website addresses referenced in this Annual Report on Form 10-K are provided for convenience only, and the content on the referenced websites does not constitute a part of this Annual Report on Form 10-K.

PART I

Item 1. Business

Our Company

We are a blank check company incorporated in Delaware for the purpose of effecting an Initial Business Combination.

We are a special purpose acquisition company (“SPAC”) driven by a unique and purpose-driven mission: to partner with a company making a positive difference in the world and support its growth to create value for all stakeholders. To share in that value creation, each of our Sponsors intends to donate all of their respective Founders Shares and warrants to initiatives supporting the economic empowerment and inclusion of underrepresented groups. It is our and our Sponsors’ core belief that by both empowering businesses focused on making a positive difference in the world and our Sponsors using their profits and at-risk capital to reinvest in our communities, we and our Sponsors can deliver significant stockholder value while also promoting a more inclusive economy and society.

We are not limited to a particular industry or sector for purposes of consummating our Initial Business Combination. Rather, we seek to identify a business with a strong, dedicated management team that will benefit from access to public capital markets to support its growth. In particular, we see the opportunity to create significant value by partnering with a well-managed company that can leverage the strategic resources of our Management Team, Board and Sponsors during and after the Initial Business Combination. We are seeking a partner that is focused on delivering products, solutions or services that move society forward, whether that means empowering people, advancing diversity and inclusion, broadening accessibility, increasing societal well-being, or enhancing sustainability. While we are industry agnostic, we are firm in our belief that profit and mission can be mutually re-enforcing to help create a better, more inclusive world.

Our focus on businesses making a positive difference in the world is also meant to address what has been a historical lack of access to private and public growth capital for these firms. As a result of this challenge, there are few publicly traded businesses or firms directly focused on empowerment, inclusion, accessibility, or sustainability, and therefore limited options for investors to express what we believe is a growing interest to invest in companies focused on improving the world. We plan to deploy our capital and resources in a manner that is counter to these historical imbalances and to support a funding ecosystem for diverse and inclusive firms more broadly.

We have assembled a highly diverse, experienced, and connected Management Team and Board that, along with our Sponsors, will help drive our purpose-driven mission. Collectively, our organization brings considerable expertise and resources in target sourcing, transaction structuring, financial, operational, and strategic due diligence and ongoing business support across a broad set of disciplines.

Our Chairman and CEO, Harold Ford, Jr., is Executive Vice President and Vice Chairman of PNC’s Corporate & Institutional Banking group. Previously, Mr. Ford served in Congress for a decade, representing Tennessee’s 9th Congressional District, during which time he was a member of the House Financial Services, Budget and Education Committees, as well as the Congressional Black Caucus. After serving in the House of Representatives, Mr. Ford spent four years as Vice Chairman and Senior Policy Advisor of Bank of America Merrill Lynch and seven years at Morgan Stanley, where he was a Managing Director and Senior Client Relationship Manager. Until December 29, 2020, Mr. Ford was a director of Live Oak Acquisition Corp. I, a SPAC that completed its business combination in December 2020 and is now Danimer Scientific (NYSE: DNMR).

Our CFO and Secretary, Virginia (Ginnie) Henkels, previously served as the Executive Vice President, Chief Financial Officer and Treasurer of Swift Transportation Company (“Swift”), a then $4 billion publicly traded transportation services company, where she led numerous capital market transactions including its 2010 initial public offering and balance sheet recapitalization and its 2017 merger with Knight Transportation, now Knight-Swift Transportation Holdings Inc. (NYSE: KNX). While at Swift, Ms. Henkels served on the board of Swift Charities, a non-profit organization focused on employee assistance grants, scholarships, and community grants. Prior to Swift, she held various finance and accounting leadership positions with increasing responsibilities from 1990 to 2002 at Honeywell International, Inc., a worldwide diversified technology and manufacturing leader. Ms. Henkels currently serves on the board of two publicly traded companies: LCI Industries (NYSE: LCII) and Viad Corp (NYSE: VVI), and formerly served on the board of Echo Global Logistics, Inc. Ms. Henkels chairs the Audit Committee and is a member of the Compensation Committee for LCI Industries, and chairs the Audit Committee and is a member of the Nominating and Governance Committee for Viad Corp. Ms. Henkels is currently a member of the National Association of Corporate Directors and the Women Corporate Directors organizations.

Laura L. Long, one of our directors, is Deputy General Counsel, M&A of PNC, with responsibility for legal oversight of PNC’s mergers and acquisitions (“M&A”), alternative investments, and securities transactions. In this role, Ms. Long has been responsible for negotiating and executing numerous M&A transactions. Previously, Ms. Long was our Interim Chief Executive Officer from September 17, 2020 until September 21, 2020, and our Interim Chief Financial Officer and Interim Secretary from September 17, 2020 to November 4, 2020. She also serves on the board of Humane Animal Rescue of Pittsburgh.

Richard K. Bynum, one of our directors, is Chief Corporate Responsibility Officer of PNC, with responsibility for the PNC Foundation, Community Affairs and Corporate Social Responsibility; Community Development Banking; and Diversity and Inclusion. In addition, Mr. Bynum is leading the implementation of PNC’s $1 billion commitment to help end systemic racism and support the economic empowerment of Black Americans and low- to moderate-income communities. Prior to being named to his role as Chief Corporate Responsibility Officer, Mr. Bynum served as regional president for PNC’s Greater Washington market from 2017 to 2020. He previously served as a member of PNC’s retail executive leadership team, where he led the Business Banking division. Mr. Bynum serves on the boards of the corporate council for the Smithsonian National Museum of African American History & Culture; the Economic Club of Washington, D.C.; the Wolf Trap National Park for the Performing Arts; the Federal City Council; the Philip L. Graham Fund; the United Way of the National Capital Area; and the Greater Washington Community Foundation.

Stephanie M. Phillipps, one of our directors, is a communications veteran who, during her time as a partner at Arnold & Porter Kaye Scholer LLP advised wireless, cable, satellite, media, and internet service providers on a broad range of transactions, M&A, real estate, corporate governance, and regulatory issues until her retirement in 2019. Having successfully navigated over $300 billion in complex merger proceedings, Ms. Phillipps thoroughly comprehends dynamic business models and how regulatory schemes affect transactions and growth strategy. Ms. Phillipps currently serves as a senior advisor to Grain Management, LLC, a private equity fund that invests in the communications sector; Treasurer and board member of the Clara Elizabeth Jackson Carter Foundation, a foundation that supports educational and cultural programs for disadvantaged youth and families; co-founder and board member of the Harvard Law School Black Alumni Network; board member of The Ellington Fund, which supports the only public school in Washington D.C. dedicated to the creative arts; and founder and Chief Executive Officer of Genkast LLC, a start-up company providing digital services to mothers of Black children.

Marjorie Rodgers Cheshire, one of our directors, is a Principal of A&R Development Corp. (“A&R”), a diversified real estate investment company that owns large-scale multifamily, commercial, and mixed-use properties. Prior to joining A&R, Ms. Cheshire spent many years in senior leadership positions in the media and sports industries. She serves on the Board of Directors of PNC (NYSE: PNC), where she is Chair of the Compliance Committee and Chair of the Special Committee on Equity & Inclusion, and is a Director of Exelon Corporation (Nasdaq: EXC), Chair of the Board of Baltimore Equitable Insurance Foundation, Inc., and a Trustee of Johns Hopkins Medicine and The Johns Hopkins Hospital. She also actively volunteers with other local civic organizations focused on education and the arts.

Gagan Singh, one of our directors, is the Chief Investment Officer of PNC, where he directs the activities of the economics group as well as mortgage servicing acquisition and hedging. Additionally, Mr. Singh serves as Chief Executive Officer of PNC Capital Finance and PNC Investment Corporation, overseeing each firm’s private equity, mezzanine, and alternative investments. He is a member of PNC’s asset and liability committee and chairman of its pension investment committee. He is a member of the advisory board of University of Maryland’s Smith School of Business, the board of IIT Bombay Heritage Foundation, and the board of Pratham USA

Margaret B. (Peg) Smith, one of our directors, retired in June 2019 after 42 years with Experian plc (“Experian”), where she most recently served as Executive Vice President of Investor Relations. During her time at Experian, Ms. Smith worked in a myriad of areas including sales and sales management, operations management and technology transformation, product marketing, compliance and government affairs, general management (local, regional, and global roles), start-ups and incubator businesses, business development including M&A, disposals, and partnership, corporate communications, media relations and company spokesperson, industry expertise in credit, information services, digital decisioning, and corporate restructuring. Over the past decade, Ms. Smith directly participated in the buildout of Experian’s global footprint including strategic planning and business reviews in all major markets in all regions.

Toni Townes-Whitley, one of our directors, is the retired President of U.S. Regulated Industries at Microsoft Corporation (“Microsoft”) where she led their U.S. sales organization, a $16.5 billion P&L, across the financial services, healthcare, education, and federal, state, and local government sectors. Previously, Ms. Townes-Whitley was Corporate Vice President for Global Industry at Microsoft and President of the U.S subsidiary of CGI Group. Ms. Townes-Whitley is an active participant in industry client and partner organizations, and a presenter on information technology (“IT”) innovation and societal impact. Ms. Townes-Whitley is an independent director on the Board of Directors of Nasdaq , Inc. (Nasdaq: NDAQ) and sits on its Audit and Risk Committee. As an independent director on the Board of Directors of PNC (NYSE: PNC), she serves on the Risk Committee and Technology Subcommittee. Ms. Townes-Whitley participates on four other non-profit boards: Johns Hopkins Medicine, Thurgood Marshall College Fund, Partnership for Public Service and Princeton University’s Faith and Work Initiative. She serves as an advisor to the Women’s Center of Northern Virginia and was a past president of Women in Technology.

Andrea L. Zopp, one of our directors, is Managing Director of Cleveland Avenue, LLC, a venture capital firm that strategically invests in innovative food, beverage and restaurant concepts and emerging brands. Until December 31, 2020, Ms. Zopp served as the President and Chief Executive Officer of World Business Chicago, the city’s economic development organization. Ms. Zopp currently serves as a director at Relativity Global LLC, a global e-discovery and data management software company. Ms. Zopp previously served as a director and member of the Compensation and Human Resources and Nominating and Governance Committees of Andrew Corporation, a global communications cable and equipment manufacturer, on the board of Urban Partnership Bank, a privately held community bank, where she chaired the Human Resources Committee and served on the Nominating and Governance Committee, and as trustee of the National Urban League, a historic civil rights organization that advocates on behalf of economic and social justice for African Americans and against racial discrimination.

We and our Sponsors expect to leverage the resources of each of PNC and Jefferies to pursue opportunities that may be available across a variety of industries and create value in an eventual business combination. Specifically, we will use the sourcing, structuring, and execution capabilities of PNC’s Corporate & Institutional Banking group, including Solebury Capital, PNC’s capital markets advisory affiliate, Harris Williams & Co. (“Harris Williams”), its affiliated M&A advisory firm, and PNC’s Asset Management Group, as well as Jefferies’ global investment banking and merchant banking businesses to identify, conduct due diligence, structure, underwrite, and execute an Initial Business Combination. We believe access to these unique channels and our Management Team’s deep expertise, as well as the broader corporate capabilities of PNC and Jefferies, will provide us with a definitive advantage in identifying and executing a value-accretive Initial Business Combination.

Business Strategy

Our objective is to draw upon the significant experience and resources of our Sponsors and Management Team to partner with a business focused on making a positive difference in the world and provide strategic advice in support of its ongoing growth and success to create enduring value for all stakeholders. In furtherance of our efforts, our Sponsors plan to donate the capital and returns from their investment in the business to support the economic empowerment and economic inclusion of underrepresented groups.

In executing our strategy, we are leveraging the broad and varied sourcing platforms of our Sponsors and their respective affiliates to identify a high-quality business partner, use our significant transaction expertise to undertake due diligence, and structure an acquisition on attractive terms. After identifying a target, we plan to utilize these considerable resources to provide strategic advice in support of the target business’s ongoing growth and success.

As we undertake this purpose-driven mission, we believe that we will benefit from:

◾	Moving Society Forward – Empowerment, Inclusion, Accessibility and Sustainability:
◾	We are looking for a business partner that is helping improve the world, whether that means empowering people, creating a more inclusive society, helping make products or solutions more accessible, contributing to the health and well-being of society or improving sustainability. We seek a partner that shares our vision and belief in the value of diversity and inclusion and believe there is an opportunity to move society forward while creating enduring value for all stakeholders. We see these opportunities happening across multiple parts of society and the economy, and as a result we are not limiting our search to any particular industry.
◾	Broad and Diverse Sourcing Platform: We believe our ability to leverage the reputation and diverse sourcing capabilities of our Management Team, our Sponsors and their respective affiliates creates a significant advantage.

◾	PNC, an affiliate of PNCIC, is the 5th largest corporate lender as of December 31, 2021 (based on information filed with the Federal Financial Institutions Examination Council), and the fifth largest commercial bank in the U.S. by total deposits as of December 31, 2021, with over 59,000 employees and 2,600 branches and a presence in all of the top 30 markets across the nation. PNC employs more than 50 regional presidents; and banks nearly two-thirds of the Fortune 500 companies. Its Corporate & Institutional Banking business employs approximately 1,400 bankers who maintain relationships with over 80,000 businesses and their owners, representing a key sourcing channel for potential acquisition opportunities. In addition, PNC’s investment banking affiliate, Harris Williams, is a leading middle market M&A advisor with relationships with a significant number of companies and owners across the U.S. Similarly, PNC’s Capital Finance alternative investments business maintains extensive relationships with a wide range of businesses and private equity Sponsors. PNC also operates one of the largest wealth management businesses in the U.S., serving more than 50,000 high net worth and ultra-high net worth individuals and families with extensive business holdings. Finally, PNC’s Solebury Capital affiliate is a leading equity capital markets advisory firm, advising on almost 40% of all initial public offerings in 2020 and 2021.
◾	Jefferies’ largest subsidiary, Jefferies Group LLC, is the largest independent and full-service investment bank in the U.S. based on total assets and net revenue as of and for the 12 months ended November 30, 2021, with approximately 4,500 employees including over 1,200 investment banking professionals covering a wide array of industries globally. Based on information from Dealogic, Jefferies is the number one ranked U.S. sponsor-backed M&A advisor by number of transactions for the 12 months ended December 31, 2021 and the number five ranked sell side M&A advisor in the U.S. by number of transactions since 2016. Within Investment Banking, Jefferies has one of the largest dedicated financial sponsor groups in the world with over 15 senior professionals worldwide and active coverage of nearly 600 private equity firms. Jefferies also has a joint venture, Jefferies Finance LLC, with Massachusetts Mutual Life Insurance Company that underwrites primarily senior secured loans, often associated with change of control or M&A transactions, to corporate borrowers. Through its merchant banking business, Jefferies also owns a diverse portfolio of businesses and has relationships with a broad array of companies seeking equity capital.
◾	Our Management Team has extensive connections with businesses and owners across the country, with a particular focus on diverse-owned organizations.
◾	Disciplined Investment Process: We will bring a sophisticated, disciplined, and intense focus on selecting and structuring an eventual acquisition by leveraging the capabilities of our Management Team and Sponsors.
◾	Thorough Due Diligence Capabilities: In addition to the advisory capabilities of our Sponsors, we will have access to the full platforms of PNC and Jefferies to support our due diligence efforts. This includes deep expertise around capital structure, liquidity, compliance, communications, operational risk, credit risk, legal and litigation, sourcing, technology, cyber security, real estate, finance, tax, sustainability, human resources, corporate governance, and strategic planning.
◾	Robust Structuring Expertise: Our combined platform, including our Management Team, Jefferies’s investment bank, Harris Williams, PNC’s capital markets advisory affiliate, Solebury Capital, and PNC’s M&A stockholder representative affiliate, Fortis Advisors, LLC, brings with it the extensive expertise that comes with structuring thousands of transactions across industries for many of the most sophisticated buyers in the U.S. and around the world. Our focus will be on structuring a transaction that protects our stockholders while creating a framework to drive long-term, integrated value creation. Price discipline, structural protections and a thorough understanding of the risks and mitigants of the target, the dynamics of public markets, and their industry will be the cornerstones of our approach.
◾	A Deep Knowledge of SPACs: Both Jefferies and PNC have extensive experience with blank check companies. Jefferies was a sponsor of Landcadia Holdings I, Landcadia Holdings II, Landcadia Holdings III, and Landcadia Holdings IV, each a blank check company. In May 2016, Landcadia Holdings I completed its $250 million initial public offering, and in November 2018, it successfully completed its initial business combination with Waitr Incorporated in a transaction valued at approximately $308 million. On May 9, 2019, Landcadia Holdings II completed its $316 million initial public offering, and on December 29, 2020, it completed its initial business combination with Golden Nugget Online Gaming, Inc. On October 14, 2020, Landcadia Holdings III completed its $500 million initial public offering, and on July 14, 2021, it completed its initial business combination with Hillman Solutions Corp. On March 29, 2021, Landcadia Holdings IV completed its $500 million initial public offering. PNC, through Solebury Capital, a leading IPO advisor in the U.S., has advised on the issuance and initial business combinations with SPACs and companies that have been acquired by SPACs. Additionally, PNC’s affiliate, Solebury Trout, LLC, is a leading investor relations advisor and premier corporate communications and ESG advisor for companies formed through mergers with blank check companies.
◾	Extensive Execution Experience: We bring a deep and longstanding history of execution across our platform, and our ability and reputation to close transactions and ensure a successful transition to public ownership would make us an attractive owner for many private companies.
◾	Significant Strategic and Capital Support Capabilities: We believe the capabilities and resources of our Management Team and Sponsors will be attractive to target businesses in need of enhanced capital structures, access to a wider set of relationships and improved strategic advice. We believe that potential target companies will be interested in a relationship with our platforms and will look favorably upon PNC’s and Jefferies’ involvement in a transaction, including as significant investors after an Initial Business Combination. Potential target companies may also have longstanding relationships with PNC and/or Jefferies advisors. In either case, the post-combination business may seek to engage us to focus on value creation, potentially facilitate access to capital markets for further growth and provide acquisition advice to implement roll-up strategies.
◾	A Purpose-Driven Mission and Value Proposition: We expect our value proposition will be compelling to many companies that are aligned with our mission-focused approach and seek the access to capital and support that our platform can provide. We also believe investors are actively seeking access to new opportunities to invest in companies making a positive difference in the world.

Purpose-Driven Re-investment by Sponsors of Risk Capital and Profits

Both PNC and Jefferies have long histories of supporting diversity and inclusion as well as economic empowerment efforts.

PNC

Our sponsor, PNCIC, is an affiliate of PNC. PNC has long embraced diversity and inclusion not just as the right thing to do, but as a business imperative. To effectively compete in the market, the company recognizes that it must reflect the diversity of its customers and suppliers, as well as the communities in which it operates.

This commitment comes to life in a variety of ways, including the diversity of PNC’s Board of Directors, which today includes more people of color than at any other point in the company’s history; and in the engagement of its employees, a record number of whom are members of PNC’s Employee Business Resource Groups that provide support to colleagues with a shared heritage, gender, sexual orientation, background, or intergenerational connection. PNC continues to work to strengthen this commitment, engaging employees across the organization in an active dialogue on how PNC can continue to build an even more diverse and inclusive culture. This work is led by PNC executive leadership, including its Chief Corporate Responsibility Officer, with active input and engagement by the PNC Board of Directors.

PNC also firmly believes that its prosperity will be proportional to the prosperity the company creates for its employees and customers in the communities where PNC operates.

PNC Bank, National Association, the national bank subsidiary of PNC (“PNC Bank”), has earned an “Outstanding” rating under the Community Reinvestment Act since inception more than 40 years ago, and has been nationally recognized for the impact of PNC Grow Up Great, a bilingual, multi-year initiative launched in 2004 that helps prepare children from birth to age 5 for success in school and life, with a particular emphasis on helping children, families, and others in diverse and low- and moderate-income communities.

Building on these efforts, in 2020 PNC announced a commitment of more than $1 billion to help end systemic racism and support economic empowerment of Black Americans and low- and moderate-income communities. This commitment includes more than $1 billion in community development financing and capital for neighborhood revitalization, consumer, and small businesses; enhancements to PNC’s existing employee matching gift program to include support for qualifying non-profit organizations that support economic empowerment and social justice educational efforts; and a commitment to fully engage PNC employees in support of qualifying social justice and economic empowerment non-profits by providing up to 40 hours of paid time off for volunteerism dedicated to these causes. It also includes more than $50 million in charitable support for national and local work focused on helping end systemic racism and promoting social justice; expanding financial education and workforce development initiatives; and enhancing low-income neighborhood revitalization and affordable housing.

PNC plans to donate the capital and investment returns from its sponsor interest (via PNCIC) in our company to the PNC Foundation to support efforts to drive economic empowerment for Black Americans and low- and moderate-income communities. The PNC Foundation is the primary vehicle for PNC’s charitable activities and seeks to form partnerships with community-based nonprofit organizations to support PNC’s philanthropic efforts. Over the last 10 years, the PNC Foundation has provided nearly $500 million of grants in the communities that PNC serves.

Jefferies

Jefferies is committed to having an active role in promoting diversity and inclusion both internally, striving for a firm that reflects society as a whole, and externally, creating lasting change in the communities where Jefferies operates. Most recently, more than 1,500 employees have come together to reflect upon and discuss how racism, bias, and stereotypes limit both the economic and professional opportunities of diverse communities. Addressing these issues in the near- and long-term is of utmost importance to Jefferies through firm-wide engagement, senior leadership engagement, and client and community engagement.

Jefferies’ commitment to diversity and inclusion is reinforced across the organization. Jefferies’ Global Diversity Council is chaired by Chief Executive Officer, Rich Handler, and in 2019 a full-time employee, reporting to the Head of Human Capital, was appointed to spearhead and implement diversity and inclusion policies and practices globally. In addition, several internal Employee Resource Groups have been established to foster an inclusive, diverse working environment with a focus on equitable treatment for diverse communities and providing resources and networking opportunities to promote career development and advancement. Jefferies is also focused on external diversity and inclusion efforts through various student organizations that seek to improve academic and career opportunities through paid internships, mentoring, and training.

Investment Criteria

Consistent with our strategy and purpose-driven mission, we have identified the following criteria and focus areas to guide our evaluation of acquisition opportunities across industries.

◾	Moving Society Forward – Empowerment, Inclusion, Accessibility, and Sustainability: We are looking for a business partner that is helping improve the world, whether that means empowering people, creating a more inclusive society, helping make products or solutions more accessible, contributing to the health and well-being of society, or improving sustainability. We seek a partner that shares our vision and belief in the value of diversity and inclusion, and believe that there is an opportunity to move society forward while creating enduring value for all stakeholders. We see these opportunities happening across multiple parts of society and the economy, and as a result we are not limiting our search to any particular industry.
◾	Strong Management Team: We seek to partner with a business with a strong existing management team that is aligned with our purpose-driven mission and focused on long-term value creation. Where appropriate, we will work with management to help advance diversity and inclusion initiatives at the company as we believe a diverse and inclusive management team and board are critical to driving long-term success.
◾	Defensible Market Position: We seek to partner with a business with a strong position in their target market as a result of a differentiated technology, proprietary intellectual property, strong brand recognition and customer reputation, privileged distribution capabilities, or other competitive advantages.

◾	Attractive Growth Prospects: We seek to partner with a business that has the potential to grow organically as well as through acquisitions, including those enabled by the public stock currency created in the Initial Business Combination. We will look for companies operating in industries with appealing long-term growth characteristics where incremental investment – either organic or from acquisitions – can be levered against favorable secular tailwinds.
◾	Ability to Generate Strong Cash Flows: We generally seek to partner with a business that has shown a history of generating strong and sustainable cash flows, but are open to acquiring a business that, at the time of the Initial Business Combination, is cash-flow negative so long as it has the potential to generate strong positive cash flows in the near future.
◾	Benefit from Our Resources: We seek to partner with a business that will benefit from access to the public capital markets as well as from the strategic advice that our Management Team and Sponsors can provide.
◾	Sourced Through Proprietary Channels: We seek to partner with a business by leveraging our broad and diverse sourcing platform and do not expect to rely on a broadly marketed process to find a target.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Management Team may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our Initial Business Combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

The rules of the New York Stock Exchange (“NYSE”) and our amended and restated certificate of incorporation require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) measured at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our Board will make the determination as to the fair market value of our Initial Business Combination. If our Board is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s business, assets, or prospects. In addition, pursuant to NYSE rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination in such a way that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and to us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the Initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our Initial Business Combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable, even if such acquisitions are not closed simultaneously.

The net proceeds of our IPO and the sale of the Private Placement Warrants released to us from the Trust Account upon the closing of our Initial Business Combination may be used as consideration to pay the sellers of the target business with which we complete our Initial Business Combination. If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies, or for working capital.

We are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Stockholders, we may be required to seek additional financing to complete our Initial Business Combination.

In addition, we may be required to obtain additional financing in connection with the closing of our Initial Business Combination to be used following the closing for general corporate purposes as described above.

There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances, or other indebtedness in connection with our Initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination.

At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsors, officers, directors, or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

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

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors and, as applicable, on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews, and other reviews as we deem appropriate. Although we intend to focus on identifying companies that are making a positive difference in the world, we will consider an Initial Business Combination outside of these areas if an Initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company or we are unable to identify a suitable candidate in these areas after having expended a reasonable amount of time and effort in an attempt to do so.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors become aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

U.S. Bank Holding Company Act and Related Matters

Background

PNC is regulated as a bank holding company (“BHC”) under the Bank Holding Company Act (the “BHCA”), which generally restricts BHCs from engaging in business activities other than the business of banking and certain closely related activities. PNC has elected to become a financial holding company (“FHC”) under the BHCA and, as such, may engage in a broader range of financial and related activities (e.g., securities underwriting, asset management, insurance, and merchant banking). The ability to elect and maintain FHC status is subject to certain conditions.

Business Combination Targets’ Activities

Upon consummation of a transaction with a business combination target, it is contemplated that PNC will hold its indirect investment in the post-transaction company pursuant to the merchant banking authority of the BHCA or Section 4(k) of the BHCA, depending on the business activities of the post-transaction company.

If the post-transaction company is not exclusively engaged in financial activities that are permissible for FHCs, PNC likely will hold its indirect investment in the post-transaction company pursuant to the merchant banking authority of the BHCA. The merchant banking authority of the BHCA imposes a maximum 10-year holding period on PNC’s investment in the post-transaction company. In addition, the merchant banking authority of the BHCA will restrict employees of PNC and its affiliates (including employees of PNCIC) from participating in the routine management and operations of the post-transaction company, and will limit the ability of PNC Bank to engage in cross-marketing activities with the post-transaction company.

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

Covered Transactions

For various reasons, we may be considered an “affiliate” of PNC Bank for purposes of Sections 23A and 23B of the Federal Reserve Act and the regulations promulgated thereunder. As a result, Section 23A of the Federal Reserve Act would limit the amount of any covered transactions (e.g., extensions of credit) between PNC Bank, on the one hand, and us, on the other hand, and would require all covered transactions between PNC Bank and us to be on terms and conditions consistent with safe and sound banking practices. Furthermore, any extensions of credit from PNC Bank to us would have to be secured by a statutorily defined amount of collateral. Finally, Section 23B of the Federal Reserve Act would require that certain transactions, including all covered transactions, between PNC Bank and our Company be on arm’s length market terms and conditions.

The Volcker Rule

The Volcker Rule added a new Section 13 to the BHCA that restricts banking entities, such as PNC, absent an applicable exclusion or exemption, from acquiring or retaining any equity, partnership, or other ownership interests in, or sponsoring, a covered fund. We do not believe that our anticipated activities will subject us to the Investment Company Act and, therefore, it is not expected that we will rely on Section 3(c)(1) or 3(c)(7) of the Investment Company Act to be exempt from registration as an investment company. Accordingly, we do not expect that we will be treated as a covered fund under the Volcker Rule. Further, upon consummation of a transaction with a business combination target, it is contemplated that PNC will hold its investment in the post-transaction company pursuant to the merchant banking authority of the BHCA or as a non-controlling investment under Section 4(k) of the BHCA. Therefore, we do not expect that the post-transaction company will be a “banking entity” as defined in the Volcker Rule. Accordingly, we do not expect that the post-transaction company will be subject to the restrictions of the Volcker Rule.

Our Management Team

Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any member of our Management Team will devote in any period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

We believe our Management Team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships with businesses that are focused on improving the world, whether through empowerment, inclusion, accessibility, or sustainability. This network has grown through the activities of our Management Team sourcing, acquiring, and financing businesses; our Management Team’s relationships with sellers, financing sources, and target management teams; and the experience of our Management Team in executing transactions under varying economic and financial market conditions. See “Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our Management Team’s experience.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an Initial Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

We believe target businesses will find the business combination method a potentially more expeditious and cost-effective method to becoming a public company than a traditional initial public offering. The traditional initial public offering process typically takes a longer time than the average business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an Initial Business Combination with us.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by nonaffiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by nonaffiliates equals or exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an Initial Business Combination initially in the amount of $266,340,000, after payment of $9,660,000 of deferred underwriting fees, before fees and expenses associated with our Initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and we cannot provide any assurance that it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period. We intend to effectuate our Initial Business Combination using cash from the proceeds of our IPO and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds from our IPO and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Stockholders, we may be required to seek additional financing to complete our Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsors, officers, directors, or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Sources of Potential Target Businesses

Our officers and directors, as well as our Sponsors and their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences, or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsors and their respective industry and business contacts as well as their affiliates. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report on Form 10-K and know what types of businesses we are targeting. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case, any such fee will be paid out of the funds held in the Trust Account. Other than as disclosed elsewhere in this Annual Report on Form 10-K, no compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our Sponsors, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of an Initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our Initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an Initial Business Combination candidate.

We are not prohibited from pursuing an Initial Business Combination with an Initial Business Combination target that is affiliated with our Sponsors, officers, or directors or making the Initial Business Combination through a joint venture or other form of shared ownership with our Sponsors, officers, or directors. In the event we seek to complete our Initial Business Combination with an Initial Business Combination target that is affiliated with our Sponsors, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions that such an Initial Business Combination is fair to our Company from a financial point of view.

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

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules and our amended and restated certificate of incorporation require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) measured at the time of our signing a definitive agreement in connection with our Initial Business Combination. The fair market value of our Initial Business Combination will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our Board is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement and any regulatory limitations related to PNC’s status as a BHC, our Management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

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

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our Management Team will endeavor to evaluate the risks inherent in a particular target business, we cannot provide any assurance that we will properly ascertain or assess all significant risk factors.

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

Lack of Business Diversification

For an indefinite period after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an Initial Business Combination in a single industry. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

◾	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination; and

◾	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot provide any assurance that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot provide any assurance that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following our Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot provide any assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. The table below sets forth the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Type of Transaction
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

◾	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
◾	any of our directors, officers, or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
◾	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsors, Initial Stockholders, directors, officers, advisors, or their respective affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors, or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or Public Warrants in such transactions prior to completion of our Initial Business Combination.

We have adopted an insider trading policy that requires insiders to (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing, or trading of our securities on a national securities exchange.

Our Sponsors, officers, directors, advisors, and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our Sponsors, officers, directors, advisors, or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsors, officers, directors, advisors, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our Initial Business Combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Our Sponsors, officers, directors, advisors, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and other federal securities laws.

Any purchases by our Sponsors, officers, directors, advisors, and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsors, officers, directors, advisors, and/or their affiliates will not make purchases of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions that we will pay to the underwriters. Our Sponsors, officers, and directors entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our Initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.

The requirement that we provide our Public Stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and applies whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon.

If we provide our Public Stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

◾	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
◾	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the Initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsors, officers, and directors have agreed to vote their Founder Shares and any Public Shares purchased in open market and privately negotiated transactions in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Stockholders’ Founder Shares, we would need only 10,350,001, or 37.5%, of the 27,600,000 Public Shares sold in our IPO to be voted in favor of an Initial Business Combination (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

◾	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
◾	file tender offer documents with the SEC prior to completing our Initial Business Combination, which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a Public Stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Stockholders, which could delay redemptions and result in additional administrative cost. If the proposed Initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. For example, the proposed Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes, or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our Sponsors. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial Business Combination as a means to force us or our Management Team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Management Team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with an Initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a Public Stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. Accordingly, a Public Stockholder would have up to two days prior to the vote on the Initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of Public Shares delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares would be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Initial Business Combination is not completed, we may continue to try to complete an Initial Business Combination with a different target until 24 months from the closing of our IPO.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within the 24-month period.

Our Sponsors, officers, and directors have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination within 24 months from the closing of our IPO. However, if our Sponsors, officers, or directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Initial Business Combination within the allotted 24-month period.

Our Sponsors, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of deferred underwriters’ commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

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

If we were to expend all of the net proceeds from our IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. We cannot provide any assurance that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot provide any assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or, even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, Management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm (“Withum”), and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement entered into by our Sponsors, directors, officers, and us, our Sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations. Therefore, we cannot provide any assurance that our Sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and our Public Stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay taxes, and our Sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsors to reserve for such indemnification obligations and we cannot provide any assurance that our Sponsors would be able to satisfy those obligations. Accordingly, we cannot provide any assurance that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Initial Business Combination within 24 months from the closing of our IPO, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsors may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot provide any assurance that we will be able to return $10.00 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot provide any assurance that claims will not be brought against us for these reasons.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination; and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination within 24 months from the closing of our IPO, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, as with all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our Initial Business Combination or if we are unable to complete our Initial Business Combination within 24 months from the closing of our IPO.

	REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY US OR OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price

Redemptions at the time of our Initial Business Combination may be made pursuant to a tender offer or in connection with a stockholder vote. The same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our Public Stockholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination or any greater limitations (including, but not limited to, cash requirements) agreed to in connection with the negotiation of the terms of a proposed Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination, our Sponsors, directors, officers, advisors, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our Initial Business Combination. There is no limit to the prices that our Sponsors, directors, officers, advisors, or their respective affiliates may pay in these transactions. Such purchases will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the Trust Account will be used to purchase shares in such transactions.

If we are unable to complete our Initial Business Combination within 24 months from the closing of our IPO, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Competition

In identifying, evaluating, and selecting a target business for our Initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic business combinations. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Facilities

Our executive offices are located at 340 Madison Avenue, New York, New York 10173, and our telephone number is (212) 468-8655. Our executive offices are provided to us by PNC, an affiliate of PNCIC. We have agreed to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities, and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination.

Periodic Reporting and Financial Information

We registered our Units, Class A common stock, and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly, and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an Initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. We cannot provide any assurance that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete our Initial Business Combination. We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration, or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

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

◾	We are a blank check company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.
◾	Our Public Stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our stockholders do not support such a combination.
◾	If we seek stockholder approval of our Initial Business Combination, our Sponsors and members of our Management Team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Stockholders vote.
◾	Our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

◾	The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
◾	The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
◾	The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that such stockholders would have to wait for liquidation in order to redeem their shares.
◾	The requirement that we consummate an Initial Business Combination within 24 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may decrease the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.
◾	Although we intend to focus on identifying a business focused on promoting an inclusive economy and society, we will consider an Initial Business Combination outside of this area if an Initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so.
◾	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 outbreak and the status of debt and equity markets.
◾	We may not be able to consummate an Initial Business Combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.
◾	If we seek stockholder approval of our Initial Business Combination, our Sponsors, directors, officers, advisors, and their respective affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or Public Warrants.
◾	Since our Sponsors, officers, and directors will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.
◾	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
◾	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the prescribed period, our Public Stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.
◾	If the net proceeds from our IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsors, their affiliates, or members of our Management Team to fund our search and to complete our Initial Business Combination.

◾	Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate an investment, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.
◾	Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
◾	If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if stockholders or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, stockholders will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
◾	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
◾	The warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.
◾	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
◾	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements, or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

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

Pursuant to a letter agreement, our Sponsors, officers, and directors have agreed to vote their Founder Shares, as well as any Public Shares purchased in open market and privately negotiated transactions, in favor of our Initial Business Combination. As a result, in addition to our Initial Stockholders’ Founder Shares, we would need only 10,350,001, or 37.5%, of the 27,600,000 Public Shares sold in our IPO to be voted in favor of an Initial Business Combination (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. As of March 9, 2022, our Initial Stockholders own shares representing approximately 20.8% of our outstanding shares of Common Stock. Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by our Initial Stockholders to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

Our stockholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their redemption rights unless we seek stockholder approval of the Initial Business Combination.

Since our Board may complete an Initial Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Initial Business Combination unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights in connection with the closing of our Initial Business Combination.

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

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that such stockholders would have to wait for liquidation in order to redeem their stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or such stockholders are able to sell their stock in the open market.

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

Any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must complete our Initial Business Combination within 24 months from the closing of our IPO. Consequently, such target business may have leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if ongoing concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or prevent vendors and services from being able to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected and cannot be predicted.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our Initial Business Combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and complete our Initial Business Combination within such period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets, and the other risks described herein. For example, the ongoing COVID-19 pandemic in the United States and globally could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the ongoing COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our Initial Business Combination within 24 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may receive only $10.00 per share and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our Initial Business Combination, our Initial Stockholders, directors, officers, advisors, and their respective affiliates may elect to purchase shares or Warrants from public holders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Initial Stockholders, directors, officers, advisors or their affiliates may purchase shares or Public Warrants or a combination thereof, in privately negotiated transactions or in the open market, either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. See “Proposed Business—Permitted Purchases of Our Securities” for a description of how our Sponsors, Initial Stockholders, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsors, directors, officers, advisors, or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing, or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the Initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See “Item I. Business—Submitting Stock Certificates in Connection with Redemption Rights.”

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human, and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our Public Stockholders redeem in connection with our Initial Business Combination, target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share upon our liquidation. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds from our IPO and the sale of the Private Placement Warrants not being held in the Trust Account, and the working capital loans committed by our Sponsors, are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our Initial Business Combination, in which case our Public Stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account, together with the working capital loans committed by our Sponsors (the “Working Capital Loans”), may not be sufficient to allow us to operate for at least the next 24 months following the closing of our IPO, assuming that our Initial Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot provide any assurance that our estimate is accurate.

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

Our Sponsors have committed to make up to $1,000,000 in Working Capital Loans to us, of which we have borrowed an aggregate of $775,000 as of January 2022. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, our Management Team or other third parties to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans (including the up to $1,000,000 in Working Capital Loans committed by our Sponsors) may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our Initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsors or an affiliate of one of our Sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Even if we conduct extensive due diligence on a target business with which we combine, we cannot provide any assurance that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Initial Business Combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s Management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s Management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Withum, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement entered into by our Sponsors, officers and directors with us, our Sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. Therefore, we cannot provide any assurance that our Sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot provide any assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We will seek to complete an Initial Business Combination with companies that are focused on promoting an inclusive economy and society but may also pursue other business combination opportunities that do not have this focus, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine, including the risks arising from the statutory and regulatory standards that apply to a company engaged in such operations. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot provide any assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot provide any assurance that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors that may or may not be focused on promoting an inclusive economy and society, or that may not be diverse-led.

Although we intend to focus on identifying companies that are focused on promoting an inclusive economy and society, thus making a positive difference in the world through empowerment, inclusion, accessibility, or sustainability, we will consider an Initial Business Combination outside of these areas if an Initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our Management Team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot provide any assurance that we will adequately ascertain or assess all of the significant risk factors. We also cannot provide any assurance that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such an opportunity were available, in an Initial Business Combination candidate. In the event we elect to pursue a business combination outside of the areas of our Management Team’s expertise, our Management Team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our Management Team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our Management Team may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

To the extent we complete our Initial Business Combination with an early-stage company, a financially unstable business, or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition, and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the relevant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the target(s) of our Initial Business Combination is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

Past performance by our Management Team and their respective affiliates may not be indicative of future performance of an investment in the Company.

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

The federal proxy rules require that the proxy statement with respect to the vote on an Initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of “business combination,” increased redemption thresholds, changed industry focus and extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our Common Stock, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of our warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated certificate of incorporation will require us to provide our Public Stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot provide any assurance that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our Common Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Initial Business Combination activity (including the requirement to deposit the proceeds of our IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, to provide redemption rights to Public Stockholders as described herein and to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding Common Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Initial Stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsors, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsors, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Stockholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. We cannot provide any assurance that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our Warrants will expire worthless. Furthermore, as described in the risk factor titled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our Public Stockholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

Our Initial Stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

Our Initial Stockholders own shares representing approximately 20.8% of our issued and outstanding shares of Common Stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any of our shares of Class A common stock in the aftermarket or in privately negotiated transactions, this will increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our Initial Stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our Initial Business Combination.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial Management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our key personnel may be able to remain with the Company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Initial Business Combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our Initial Business Combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Initial Business Combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot provide any assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications, or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

In addition to the up to $1,000,000 in Working Capital Loans that our Sponsors have committed to make, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

◾	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
◾	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
◾	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
◾	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
◾	our inability to pay dividends on our Common Stock;
◾	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Common Stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
◾	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
◾	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
◾	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
◾	other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our IPO and the sale of the Private Placement Warrants, $276,000,000 will be available to complete our Initial Business Combination and pay related fees and expenses (which includes $9,660,000 for the payment of deferred underwriting commissions being held in the Trust Account).

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an Initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

◾	solely dependent upon the performance of a single business, property or asset; or
◾	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our Initial Business Combination with a company with locations or operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

◾	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
◾	rules and regulations regarding currency redemption;
◾	complex corporate withholding taxes on individuals;
◾	laws governing the manner in which future business combinations may be effected;
◾	exchange listing and/or delisting requirements;
◾	tariffs and trade barriers;
◾	regulations related to customs and import/export matters;
◾	local or regional economic policies and market conditions;
◾	unexpected changes in regulatory requirements;
◾	conducting due diligence in a foreign market;
◾	challenges in managing and staffing international operations;
◾	longer payment cycles and challenges in collecting accounts receivable;
◾	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;
◾	currency fluctuations and exchange controls;
◾	rates of inflation;
◾	cultural and language differences;
◾	employment regulations;
◾	corruption;
◾	protection of intellectual property;
◾	social unrest, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
◾	regime changes and political upheaval;
◾	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
◾	deterioration of political relations with the United States; and
◾	government appropriations of assets.

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

Upon the completion of an Initial Business Combination, the resulting company would be subject to regulatory and compliance risks associated with the target company’s businesses. These risks might arise under a wide array of federal, state, or local laws and regulations depending on the nature of the target company’s business operations, including environmental, financial institution, insurance, consumer protection, tax, employee benefits, government contracts, intellectual property, or telecommunication laws and regulations. Compliance with, and monitoring of, any such laws, regulations and rules may be difficult, time-consuming, and costly. Those laws, regulations, or rules and their interpretation and application may also change from time to time and a failure to comply with such laws, regulations or rules, as interpreted and applied, could have an adverse impact on the resulting company’s business and results of operation.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our Initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among their various business activities, including identifying potential business combinations and monitoring the related due diligence, negotiations, and other activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Following the completion of our IPO and until we consummate our Initial Business Combination, we are engaged in the business of identifying and combining with one or more businesses. Our Sponsors and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsors and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an Initial Business Combination. In this respect, Jefferies is currently sponsoring Landcadia Holdings IV, an industry agnostic SPAC intending to focus its search for a target in the consumer, dining, hospitality, entertainment and gaming industries, which could compete with us for acquisition targets. Although we have no formal policy in place for vetting potential conflicts of interest, our Board will review any potential conflicts of interest on a case-by-case basis. We do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

For a complete discussion of our officers’ and directors’ business conflicts of interest and potential conflicts of interest, see “Item 10. Directors, Executive Officers and Corporate Governance—Officers and Directors,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders, and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

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

The personal and financial interests of our Sponsors, directors, and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, officers, directors, or existing holders that may raise potential conflicts of interest.

In light of the involvement of our Sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers, or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no discussions concerning an Initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an Initial Business Combination as set forth in “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions, regarding the fairness to the Company and our stockholders from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Initial Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest. These risks may become more acute as the 24-month deadline for the completion of our Initial Business Combination.

Since our Sponsors, officers and directors will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

As of March 9, 2022, PNCIC, Jefferies, our CEO, and our CFO owned 54.75%, 18.25%, 20%, and 7%, respectively, of the 6,900,000 issued and outstanding Founder Shares. The Founder Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsors and CEO purchased an aggregate of 7,520,000 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $7,520,000, or $1.00 per warrant. The Sponsors caused the Company’s transfer agent to register in the names of our CEO and our CFO a number of Private Placement Warrants equal to 20% and 7%, respectively, of the total Private Placement Warrants purchased by the Sponsors in the private placement that occurred simultaneously with the closing of our IPO. The Private Placement Warrants held by our Sponsors, our CEO and our CFO will also be worthless if we do not complete an Initial Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Initial Business Combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed Initial Business Combination. In addition, our Sponsors have committed up to $1,000,000 in Working Capital Loans. We may obtain additional loans from our Sponsors, affiliates of our Sponsors or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination.

Our Management Team may not be able to maintain control of a target business after our Initial Business Combination.

We may structure an Initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and to us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that our Management Team will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Changes in the market for directors and officers (“D&O”) liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for D&O liability insurance for SPAC has changed in ways adverse to us and our Management Team. Fewer insurance companies are offering quotes for D&O liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of D&O liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain D&O liability insurance or modify its coverage as a result of becoming a public company, the post-transaction company might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate D&O liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

Risks Relating to Our Securities

Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their Public Shares or Warrants, potentially at a loss.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination; and (iii) the redemption of our Public Shares if we are unable to complete an Initial Business Combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an Initial Business Combination within 24 months from the closing of our IPO is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate their investment, our stockholders may be forced to sell their Public Shares or Warrants, potentially at a loss.

Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that our Units became immediately tradable and we will have a longer period to complete our Initial Business Combination than companies subject to Rule 419. Moreover, if our IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

◾	restrictions on the nature of our investments; and
◾	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination.
◾	In addition, we may have imposed upon us burdensome requirements, including:
◾	registration as an investment company;
◾	adoption of a specific form of corporate structure; and
◾	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an Initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investment in our Company is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination; or (iii) absent an Initial Business Combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Initial Business Combination or may result in our liquidation. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. The stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our Initial Business Combination and such stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And, as a result, our stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell stock in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot make any assurances that our securities will continue to be listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of $50.0 million. We cannot provide any assurance that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

◾	a limited availability of market quotations for our securities;
◾	reduced liquidity for our securities;
◾	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
◾	a limited amount of news and analyst coverage; and
◾	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share; 20,000,000 shares of Class B common stock, par value $0.0001 per share; and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 172,400,000 and 13,100,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding Warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but are subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any Initial Business Combination or on matters related to our pre-Initial Business Combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account; (ii) vote on any Initial Business Combination; or (iii) vote on matters related to our pre-Initial Business Combination activity. These provisions of our amended and restated certificate of incorporation, as with all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO or to provide for redemption in connection with a business combination, unless we provide our Public Stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

◾	may significantly dilute the equity interest of current investors;
◾	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

◾	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
◾	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Unlike some other similarly structured SPAC, our Initial Stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an Initial Business Combination.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our Initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to our Sponsors, officers or directors upon conversion of Working Capital Loans (including the up to $1,000,000 in Working Capital Loans that our Sponsors have committed to make), provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured SPAC in that the Initial Stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our Initial Business Combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot provide any assurance that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of

Class A common stock included in the Units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.

Our stockholders may only be able to exercise their Public Warrants on a “cashless basis” under certain circumstances, and if stockholders do so, they will receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

Under the following circumstances, the exercise of the Public Warrants may be required or permitted to be made on a cashless basis: (i) if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and (iii) if we call the Public Warrants for redemption, our Management Team will have the option to require all holders who wish to exercise warrants to do so on a cashless basis. If holders exercise their warrants on a cashless basis, the number of shares of Class A common stock that they will receive upon such cashless exercise will be based on a formula subject to a maximum amount of 0.361 shares of Class A common stock per warrant (subject to adjustment). As a result, holders would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

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

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii)  we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our Management Team and Board.

Our Initial Business Combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our Initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our Initial Business Combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or warrant holder may need to satisfy any liability resulting from our Initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our Initial Business Combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. Redemption of the outstanding warrants could force holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsors or their permitted transferees, including our CEO and CFO.

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

None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsors or their permitted transferees, including our CEO and CFO.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 13,800,000 shares of Class A common stock as part of the Units sold in our IPO and issued Private Placement Warrants to purchase an aggregate of 7,520,000 shares of Class A common stock at $11.50 per share. Our Initial Stockholders own an aggregate of 6,900,000 Founder Shares. In addition, affiliates of Jefferies currently own 250,000 shares of Class A common stock. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, up to $1,500,000 of Working Capital Loans (including the up to $1,000,000 in Working Capital Loans that our Sponsors have committed to make) may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

The Private Placement Warrants are identical to the warrants sold as part of the Units in our IPO except that, so long as they are held by our Sponsors or their permitted transferees, including our CEO and CFO, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsors until 30 days after the completion of our Initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital-raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price (as defined below) of less than $9.20 per share of Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other SPAC.

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

Pursuant to the registration rights agreement entered into in connection with the closing of our IPO, our Initial Stockholders and their permitted transferees can demand that we register the resale of Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Founder Shares and the Private Placement Warrants held, or to be held, by them, and holders of Private Placement Warrants that may be issued upon conversion of Working Capital Loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Initial Stockholders or holders of Working Capital Loans (including the up to $1,000,000 in Working Capital Loans that our Sponsors have committed to make) or their respective permitted transferees are registered for resale.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price that investors might be willing to pay in the future for our Class A common stock and could entrench Management.

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

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will take all necessary corporate action to ensure that our Sponsors, their respective affiliates, and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions.

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

Our amended and restated certificate of incorporation will require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

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

Risks Relating to Financial Reporting

The warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. We corrected the accounting for the warrants in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to the warrants. Accounting Standards Codification (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our Management Team is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our Management Team is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Quarterly Reports on Form 10-Q for the quarters ending March 31, 2021, June 30, 2021, and September 30, 2021, as of the end of the quarter ended March 31, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO and private placement in January 2021. As a result of this material weakness, our Management Team previously concluded that our internal control over financial reporting was not effective as of March 31, 2021 and June 30, 2021.

In addition, we have identified a material weakness in our internal control over financial reporting relating to our classification of a portion of our Class A common stock subject to possible redemption in permanent equity. All of the shares held by the company’s Public Stockholders contain a redemption feature that provides each holder of such shares with the opportunity to have their shares redeemed, and Management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, Management has identified errors made in the historical financial statements where, at the closing of the Company’s IPO, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has since determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, Management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, Management has noted a reclassification adjustment related to temporary equity and permanent equity as of the IPO date and all subsequent reporting periods.

As a result, on November 30, 2021, the Company’s Management, together with the Audit Committee, after discussion with its independent registered public accounting firm, determined that the Company’s previously issued (i) audited balance sheet as of January 12, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, filed with the SEC on May 28, 2021 and (ii) unaudited interim financial statements and other financial data included in the Company’s quarterly reports on Form 10-Q for fiscal quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 should be restated as a result of this error, to report all Public Shares as temporary equity.

Management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in a restatement of the Company’s financial statements for the periods described above. As a result of this material weakness, Management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC, or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could be a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

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

We have identified material weaknesses in our internal control over financial reporting. As a result of such previously identified material weaknesses and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, and financial condition or our ability to complete an Initial Business Combination.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time that private companies adopt the new or revised standard.

This may make comparisons of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

As the number of SPAC evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of SPAC that have been formed has increased substantially, including those with which one of our Sponsors also is involved. Many potential targets for SPAC have already entered into an initial business combination, and there are still many SPAC seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an Initial Business Combination.

In addition, because there are more SPAC seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 340 Madison Avenue, New York, New York 10173 and our telephone number is (212) 468-8655. Our executive offices are provided to us by PNC, an affiliate of PNCIC, one of our Sponsors. We have agreed to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities, and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our Units, Class A common stock, and warrants are each traded on the NYSE under the symbols “EPWR.U,” “EPWR,” and “EPWR WS,” respectively. Our Units commenced public trading on January 8, 2021. Our Class A common stock and warrants began separate trading on or about March 1, 2021.

(b)Holders

On December 31, 2021, there was one holder of record of our Units and one holder of record of our Class A common stock, and there were four holders of record of our Class B common stock, and five holders of record of our Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

(c)Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of our Initial Business Combination. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 12, 2021, we consummated our IPO of 27,600,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $276,000,000. Jefferies LLC served as representative of the several underwriters and Siebert Williams Shank & Co., LLC served as Qualified Independent Underwriter of the IPO. The securities sold in the IPO were registered under the Securities Act on registration statements on Form S-1 No. 333-251613 and No. 333-251948. The SEC declared the registration statement effective on January 7, 2021.

On January 12, 2021, simultaneously with the consummation of the IPO, we completed the private sale of an aggregate of 7,420,000 Private Placement Warrants to our Sponsors and an aggregate of 100,000 Private Placement Warrants to our CEO at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,520,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

A total of $276,000,000, composed of $270,480,000 of the net proceeds from the IPO and $7,520,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

In connection with our IPO, we paid a total of $6,240,382 of transaction costs consisting of $5,520,000 in underwriting fees and $720,382 in other offering costs.

As of March 9, 2022, after paying for D&O insurance and other operating expenses, we had $68,000 in cash held outside the Trust Account to be used to fund future operating expenses.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware for the purpose of effecting an Initial Business Combination.

We are a SPAC driven by a unique and purpose-driven mission: to partner with a company making a positive difference in the world and support its growth to create value for all stakeholders. To share in that value creation, each of our Sponsors intends to donate all of their respective Founders Shares and warrants to initiatives supporting the economic empowerment and inclusion of underrepresented groups. It is our and our Sponsors’ core belief that by both empowering businesses focused on making a positive difference in the world and our Sponsors using their profits and at-risk capital to reinvest in our communities, we and our Sponsors can deliver significant stockholder value while also promoting a more inclusive economy and society.

We are not limited to a particular industry or sector for purposes of consummating our Initial Business Combination. Rather, we seek to identify a business with a strong, dedicated management team that will benefit from access to public capital markets to support its growth. In particular, we see the opportunity to create significant value by partnering with a well-managed company that can leverage the strategic resources of our Management Team and Sponsors during and after the Initial Business Combination. We are seeking a partner that is focused on delivering products, solutions or services that move society forward, whether that means empowering people, advancing diversity and inclusion, broadening accessibility, increasing societal well-being, or enhancing sustainability. While we are industry agnostic, we are firm in our belief that profit and mission can be mutually re-enforcing to help create a better, more inclusive world.

IPO and Initial Business Combination

On January 12, 2021, we consummated our IPO of 27,600,000 Units, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one Class A common share and one-half of one redeemable warrant, which we refer to as the Public Warrants. Each whole Public Warrant entitles the holder to purchase one Class A common share at $11.50 per share, subject to adjustment. Simultaneously with the closing of the IPO, we consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement to PNCIC, Jefferies and our CEO, generating gross proceeds of $7,520,000.

We will have until 24 months from the closing of the IPO, or January 12, 2023, to consummate a business combination. If we have not completed a business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within this 24-month period.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

The issuance of additional shares of our stock in a business combination could:

◾	significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
◾	subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
◾	cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
◾	have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
◾	adversely affect prevailing market prices for our shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

◾	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
◾	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
◾	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
◾	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
◾	our inability to pay dividends on our Class A common stock; and
◾	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; as well as limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes, and other disadvantages compared to our competitors who have less debt.

Results of Operations

Since our inception on May 29, 1999 through December 31, 2021, we have only engaged in activities related to our organization; our IPO; post-IPO public company related activities for legal, financial reporting, accounting and auditing compliance; and the identification and evaluation of target businesses for a business combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of a business combination. We generate small amounts of non-operating income in the form of interest income on marketable securities held after the IPO. We will continue to incur public company expenses, as well as expenses for due diligence activities, until we complete a business combination.

For the year ended December 31, 2021, we had a net income of $3,831,301, which consisted of interest income on investments held in the Trust Account of $26,697, change in the fair value of the Working Capital Promissory Notes (as described below) of $206,000, change in fair value of warrant liabilities of $5,330,000, and transaction costs attributable to warrant liabilities of $633,329, offset by operating costs of $1,098,067.

For the year ended December 31, 2020, we had a net loss of $3,936, which consisted entirely of operating costs of $3,936.

Liquidity and Capital Resources

We intend to effectuate our business combination using the net cash from the IPO and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt, including proceeds from the Working Capital Loans that are described below.

Proceeds from IPO

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. As of December 31, 2021, we had marketable securities held in the Trust Account of $276,026,697 (including $26,697 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete an Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Proceeds from Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsors, their affiliates, or certain of our officers and directors may provide us with Working Capital Loans, of which up to $1,000,000 have been committed by our Sponsors as described below. In addition, in order to finance transaction costs in connection with a business combination, our Sponsors or their affiliates, or certain of our officers and directors, may, but are not obligated to, loan the Company additional funds as may be required. We refer to these loans, together with the Working Capital Promissory Notes described below, as the “Working Capital Loans.”

On January 7, 2021, we issued convertible promissory notes in favor of our Sponsors (the “Working Capital Promissory Notes”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000 for working capital. The Working Capital Promissory Notes are non-interest bearing, payable upon the consummation of a business combination, and convertible, at the lender’s option, into warrants to purchase shares of Common Stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On August 20, 2021, we drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, we drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of

December 31, 2021 to $375,000. The Working Capital Promissory Notes are adjusted to the fair value of the underlying warrants at the end of each period. For the year ended December 31, 2021, there was a change in fair value of $206,000 leaving a recorded balance of $169,000.

If we complete a business combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity. Such warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to an Initial Business Combination. Moreover, we may need to obtain additional financing either to complete an Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of an Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an Initial Business Combination. If we are unable to complete an Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following an Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing to meet our obligations.

Based on the foregoing, Management believes that we will have sufficient working capital due to the borrowing capacity from the Working Capital Loans to meet the Company’s needs through the earlier of the consummation of the Initial Business Combination or one year from this filing.

Promissory Note – Related Party

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Common Stock by the Sponsors of $25,000 and loans from our Sponsors. On September 17, 2020, we issued unsecured promissory notes in favor of the Sponsors, pursuant to which we became entitled to borrow up to an aggregate principal amount of $300,000. We repaid the promissory notes in connection with the consummation of our IPO.

Deferred Fees

In connection with our IPO, we incurred $16,316,186 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, $415,804 of deferred legal fees, and $720,382 of other offering costs. During the year ended December 31, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

Summary of Cash Flows – Fiscal Year Ended December 31, 2021

For the year ended December 31, 2021, cash used in operating activities was $1,160,779. Net income of $3,831,301 was affected by interest earned on marketable securities held in the Trust Account of $26,697, change in the fair value of Working Capital Promissory Notes of $206,000, change in fair value of warrant liabilities of $5,330,000, and transaction costs attributable to warrant liabilities of $633,329. Changes in operating assets and liabilities used $62,712 of cash for operating activities. We used $276,000,000 in investing activities to fund our Trust Account, and we generated $277,258,814 in financing activities from our IPO, sale of Private Placement Warrants and proceeds from the Working Capital Loans, net of underwriting fees, offering costs and the repayment of the Working Capital Promissory Notes.

As of December 31, 2021, we had $98,035 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any additional proceeds from the Working Capital Loans primarily to pay public company related expenses; identify and evaluate target businesses; perform business due diligence on prospective target businesses; travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners; review corporate documents and material agreements of prospective target businesses; and structure, negotiate and complete an Initial Business Combination.

Summary of Cash Flows – Fiscal Year Ended December 31, 2020

For the year ended December 31, 2020, cash used in operating activities was $0. Net loss of $3,936 was affected by changes in operating assets and liabilities, which provided $3,936 of cash from operating activities.

Commitments and Contingencies

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities, and secretarial and administrative support. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Going Concern

We have until January 12, 2023 to consummate an Initial Business Combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Critical Accounting Estimates

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 (as defined below). Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Warrant Liabilities

We account for the Warrants in accordance with ASC 815-40 (as defined below) under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815 (as defined below), the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820 (as defined below), with changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Subsequent Events

On January 4, 2022, the Company drew an additional amount of $400,000 on the Working Capital Loans, of which $300,000 was drawn from a Working Capital Promissory Note with PNCIC and $100,000 was drawn from a Working Capital Promissory Note with Jefferies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management Team, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s Management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 12, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 due to a misstatement of the warrant liability, Class A common stock and related accounts and disclosures, and presentation of earnings per share.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act), our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management Team; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, Management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Annual Report on Form 10-K.

Notwithstanding this material weakness, Management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

As of March 9, 2022, our directors and officers are as follows:

NAME	AGE	POSITION
Harold Ford, Jr.	51	Chairman and Chief Executive Officer
Virginia (Ginnie) Henkels	53	Chief Financial Officer and Secretary
Laura L. Long	49	Director
Richard K. Bynum	51	Director
Stephanie M. Phillipps	70	Director
Marjorie Rodgers Cheshire	53	Director
Gagan Singh	48	Director
Margaret B. (Peg) Smith	68	Director
Toni Townes-Whitley	58	Director
Andrea L. Zopp	65	Director

Harold Ford, Jr. has been our Chairman and CEO since September 22, 2020. Mr. Ford served in Congress for 10 years from 1997 to 2007 representing Tennessee’s 9th Congressional District and was a member of the House Financial Services, Budget and Education Committees as well as the Congressional Black Caucus. After serving in the House of Representatives, Mr. Ford spent four years as Vice Chairman and Senior Policy Advisor of Bank of America Merrill Lynch, and seven years at Morgan Stanley, where he was a Managing Director and Senior Client Relationship Manager, and he is the former non-executive Chairman of Rx Saver, a patient-directed prescription medication search engine platform. Mr. Ford has also taught public policy at Vanderbilt University and the University of Michigan. He is currently Executive Vice President and Vice Chairman of PNC’s Corporate & Institutional Banking group. Until December 29, 2020, he was a Director of Live Oak Acquisition Corp. I, a SPAC that completed its business combination in December 2020. Mr. Ford received a B.A. in American history from the University of Pennsylvania and a J.D. from the University of Michigan Law School. We believe Mr. Ford is well-qualified to serve as a member of our Board due to his relationships and executive and investment banking experience.

Virginia (Ginnie) Henkels has been our CFO and Secretary since November 4, 2020. Previously, Ms. Henkels was the Executive Vice President, Chief Financial Officer and Treasurer of Swift Transportation Company from 2008 to 2017, a then $4 billion publicly traded transportation services company, where she led numerous capital market transactions including its 2010 initial public offering and balance sheet recapitalization and its 2017 merger with Knight Transportation, now Knight-Swift Transportation Holdings Inc. (NYSE: KNX). Ms. Henkels joined Swift in 2004 and was a key leader in successfully navigating the business through the great recession after completing a $2.5 billion leveraged buyout in 2007. While at Swift, Ms. Henkels served on the board of Swift Charities, a non-profit organization focused on employee assistance grants, scholarships, and community grants. Prior to Swift, she held various finance and accounting leadership positions with increasing responsibilities from 1990 to 2002 at Honeywell International Inc., a worldwide diversified technology and manufacturing leader. Ms. Henkels currently serves on the board of two publicly traded companies, LCI Industries (NYSE: LCII) and Viad Corp (NYSE: VVI), and formerly served on the board of Echo Global Logistics (Nasdaq: ECHO) from 2018 until its acquisition by The Jordan Companies in November 2021. Ms. Henkels chairs the Audit Committee and is a member of the Compensation Committee for LCI Industries and chairs the Audit Committee and is a member of the Nominating and Governance Committee for Viad Corp. Ms. Henkels is currently a member of the National Association of Corporate Directors and the Women Corporate Directors organizations. Ms. Henkels received a B.S.B.A. in finance and real estate from the University of Arizona and a M.B.A. from Arizona State University. She passed the May 1995 certified public accountant and June 1995 certified management accountant examinations.

Laura L. Long has served as a director on our Board since September 17, 2020. Previously, Ms. Long was our Interim Chief Executive Officer from September 17, 2020 to September 21, 2020, and our Interim Chief Financial Officer and Interim Secretary from September 17, 2020 to November 4, 2020. Ms. Long is Deputy General Counsel, M&A of PNC, with responsibility for legal oversight of PNC’s M&A, alternative investments and securities transactions. In this role, Ms. Long has been responsible for negotiating and executing numerous M&A transactions. Prior to joining PNC in 2006, Ms. Long practiced as an M&A attorney for Fried, Frank, Harris, Shriver & Jacobson LLP in Los Angeles, California. She also serves on the board of Humane Animal Rescue of Pittsburgh. Ms. Long received a B.S. in political science from Illinois State University and a J.D. from Harvard Law School. We believe Ms. Long is well-qualified to serve as a member of our Board due to her legal and M&A experience.

Richard K. Bynum serves as a director on our Board. Mr. Bynum is Chief Corporate Responsibility Officer of PNC, with responsibility for the PNC Foundation, Community Affairs and Corporate Social Responsibility; Community Development Banking; and Diversity and Inclusion. In addition, Mr. Bynum is leading the implementation of PNC’s $1 billion commitment to help end systemic racism and support the economic empowerment of Black Americans and low- to moderate-income communities. Prior to being named to his role in July 2020, Mr. Bynum served as regional president for PNC’s Greater Washington market from 2017 to 2020. He previously served as a member of PNC’s retail executive leadership team, where he led the Business Banking division. Prior to joining PNC in 2005, Mr. Bynum had a 12-year career as a senior manager for the American Red Cross. His last role with the organization was as the managing director for disaster response and emergency communications at the Chicago chapter. Mr. Bynum serves on the boards of the corporate council for the Smithsonian National Museum of Black American History & Culture; the Economic Club of Washington, D.C.; the Wolf Trap National Park for the Performing Arts; the Federal City Council; the Philip L. Graham Fund; the United Way of the National Capital Area; and the Greater Washington Community Foundation. Mr. Bynum received a B.A. in political science from Florida State University and an M.B.A. from the Kellogg School of Management at Northwestern University. He also is a graduate of the Consumer Bankers Association Graduate School of Retail Bank Management. We believe Mr. Bynum is well-qualified to serve as a member of our Board due to his operational, social responsibility, and executive experience.

Stephanie M. Phillipps serves as a director on our Board. Ms. Phillipps is a communications veteran who, during her time as a partner at Arnold & Porter Kaye Scholer LLP (“Arnold & Porter”), advised wireless, cable, satellite, media, and internet service providers on a broad range of transactions, M&A, real estate, corporate governance, and regulatory issues. Having successfully navigated over $300 billion in complex merger proceedings, Ms. Phillipps thoroughly comprehends dynamic business models and how regulatory schemes affect transactions and growth strategy. Ms. Phillipps currently serves as a senior advisor to Grain Management, LLC, a private equity fund that invests in the communications sector; Treasurer and board member of the Clara Elizabeth Jackson Carter Foundation, a foundation that supports educational and cultural programs for disadvantaged youth and families; co-founder and board member of the Harvard Law School Black Alumni Network; board member of The Ellington Fund, which supports the only public school in Washington, DC dedicated to the creative arts; and founder and Chief Executive Officer of Genkast LLC, a start-up company providing digital services targeting mothers of Black children. Ms. Phillipps retired from Arnold & Porter in 2019. Ms. Phillipps previously served as an experienced advocate before the Federal Communications Commission and other regulatory agencies and public bodies. Ms. Phillipps received a B.A. from Harvard College and a J.D. from Harvard Law School. We believe Ms. Phillipps is well-qualified to serve as a member of our Board due to her legal and M&A experience.

Marjorie Rodgers Cheshire serves as a director on our Board. Ms. Cheshire is a Principal of A&R Development Corp. (“A&R”), a diversified real estate investment company that owns large-scale multifamily, commercial and mixed-use properties. Prior to joining A&R, Ms. Cheshire spent many years in senior leadership positions in the media and sports industries. Ms. Cheshire was the Senior Director of Brand & Consumer Marketing for the National Football League, was a Vice President of Business Development for Oxygen Media, LLC, and served as a Director and Special Assistant to the Chairman & CEO of ESPN, Inc. Early in her career, Ms. Cheshire also worked as a consultant at The Boston Consulting Group, Inc. and in brand management at Nestle S.A. She serves on the Board of Directors of PNC (NYSE: PNC), where she is Chair of the Compliance Committee and Chair of the Special Committee on Equity & Inclusion, and is a Director of Exelon Corporation (Nasdaq: EXC), Chair of the Board of Baltimore Equitable Insurance Foundation, Inc., and a Trustee of Johns Hopkins Medicine and The Johns Hopkins Hospital. She also actively volunteers with other local civic organizations focused on education and the arts. Ms. Cheshire received a B.S. in economics from the Wharton School of the University of Pennsylvania and a M.B.A. from the Stanford University Graduate School of Business. We believe Ms. Cheshire is well-qualified to serve as a member of our Board due to her operational, executive, and board experience.

Gagan Singh serves as a director on our Board. Mr. Singh is the Chief Investment Officer of PNC, where he directs the activities of the economics group as well as mortgage servicing acquisition and hedging. In addition, Mr. Singh serves as Chief Executive Officer of PNC Capital Finance and PNC Investment Corporation, overseeing each firm’s private equity, mezzanine, and alternative investments. He is a member of PNC’s asset and liability committee and chairman of its pension investment committee. Prior to joining PNC in 2004, Mr. Singh held a variety of market-related positions at JPMorgan Chase & Co., including head of the North America derivatives strategy team. He is a member of the advisory board of University of Maryland’s Smith School of Business, the board of IIT Bombay Heritage Foundation and the board of Pratham USA. Mr. Singh received a B.Tech in electrical engineering from the Indian Institute of Technology, Mumbai, and an M.S. in electrical engineering from the University of Maryland. We believe Mr. Singh is well-qualified to serve as a member of our Board due to his executive and finance experience.

Margaret B. (Peg) Smith serves as a director on our Board. Ms. Smith retired in June 2019 after 42 years with Experian plc, where she served as Executive Vice President of Investor Relations at the time of retirement. During her time at Experian, Ms. Smith worked in a myriad of areas including, sales and sales management, operations management and technology transformation, product marketing, compliance and government affairs, general management (local, regional, and global roles), start-ups and incubator businesses, business development including M&A, disposals, and partnership, corporate communications, media relations and company spokesperson, industry expertise in credit, information services, digital decisioning, and corporate restructuring. Ms. Smith participated in the development of the business and the industry from its infancy and acquired deep knowledge and understanding of data collection, data quality, product development, market development, and client engagement. Ms. Smith led Experian’s expansion into decision analytics, modeling, process automation, database marketing, and other key opportunities that combined rich deep data content with decisioning tools and enabled clients to improve their businesses. Over the past decade, Ms. Smith directly participated in the buildout of Experian’s global footprint including strategic planning and business reviews in all major markets in all regions. Ms. Smith received a B.S. from the University of Pittsburgh. We believe Ms. Smith is well-qualified to serve as a member of our Board due to her operational and executive experience.

Toni Townes-Whitley serves as a director on our Board. Ms. Townes-Whitley retired in October 2021 from her role as President, U.S. Regulated Industries at Microsoft Corporation, where she led their U.S. sales organization, a $16.5 billion P&L, across the financial services, healthcare, education and federal, state and local government sectors. Previously, Ms. Townes-Whitley was Corporate Vice President for Global Industry at Microsoft. Prior to joining Microsoft, Ms. Townes-Whitley was President of the U.S. Federal subsidiary of CGI Group Inc. (“CGI”), a Canadian-headquartered IT and business consulting services firm, from 2010 to 2015. During her tenure at CGI, Ms. Townes-Whitley held the positions of President and Chief Operating Officer from 2013 to 2015 and Senior Vice President, Civilian Agency Program, from 2010 to 2013. From 2002 to 2010, Ms. Townes-Whitley held various positions at Unisys Corporation, a global IT company that provides a portfolio of IT services, software and technology, including Vice President, Global Public Sector, Vice President, North America Consulting & Systems Integration, and Lead Partner, Federal Civilian Business Unit. Ms. Townes-Whitley is an active participant in industry client and partner organizations, and a presenter on IT innovation and societal impact. Ms. Townes-Whitley is an independent director on the Board of Directors of Nasdaq, Inc. (Nasdaq: NDAQ) and sits on its Audit and Risk Committee. As an independent director on the Board of Directors of PNC (NYSE: PNC), she serves on the Risk Committee and Technology Subcommittee. Ms. Townes-Whitley participates on four other non-profit Boards: Johns Hopkins Medicine, Thurgood Marshall College Fund, Partnership for Public Service and Princeton University’s Faith and Work Initiative. She serves as an advisor to the Women’s Center of Northern Virginia and was a past president of Women in Technology. Ms. Townes-Whitley received a B.A. in economics from Princeton University’s Woodrow Wilson School. We believe Ms. Townes-Whitley is well-qualified to serve as a member of our Board due to her operational and executive experience.

Andrea L. Zopp serves as a director on our Board. Ms. Zopp is Managing Partner of Cleveland Avenue, LLC, a venture capital firm that strategically invests in innovative food, beverage and restaurant concepts and emerging brands. Until December 31, 2020, Ms. Zopp served as the President and Chief Executive Officer of World Business Chicago, the city’s economic development organization. Prior to joining World Business Chicago, Ms. Zopp served as Vice President and Deputy General Counsel at Sara Lee Corporation, a $20 billion international consumer products company; Senior Vice President, General Counsel and Corporate Secretary of Sears Holdings Corporation, a $50 billion retailer with operations in the United States and Canada; Executive Vice President and Chief Human Resources Officer at Exelon Corporation; Deputy Mayor and Chief Neighborhood Development Officer for the City of Chicago, where she led the Mayor’s neighborhood development and community engagement efforts; and President and Chief Executive Officer of the Chicago Urban League, a 100 year old nonprofit that promotes strong sustainable communities and works for economic and educational progress for African Americans. Ms. Zopp currently serves as a director at Relativity Global LLC, a global e-discovery and data management software company; and Federal Home Loan Bank of Chicago. Ms. Zopp previously served as a director and member of the Compensation and Human Resources and Nominating and Governance Committees of Andrew Corporation, a global communications cable and equipment manufacturer, on the board of Urban Partnership Bank, a privately held community bank, where she chaired the Human Resources Committee and served on the Nominating and Governance Committee, and as trustee of the National Urban League, a historic civil rights organization that advocates on behalf of economic and social justice for African Americans and against racial discrimination. Ms. Zopp received a B.A. in history of science from Harvard College and a J.D. from Harvard Law School. We believe Ms. Zopp is well-qualified to serve as a member of our Board due to her operational, executive, and board experience.

Family Relationships

There are no family relationships between any director or executive officer.

Number and Terms of Office of Officers and Directors

We have nine directors and believe that each of our directors are qualified to serve based on their depth of experience and relevant skills. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Long, Mr. Bynum, and Mr. Singh, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Ford, Ms. Smith, and Ms. Zopp, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ms. Townes-Whitley, Ms. Cheshire, and Ms. Phillipps, will expire at the third annual meeting of stockholders.

Our officers are appointed by our Board and serve at the discretion of our Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or Co-Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries, and such other officers as may be determined by our Board.

Director Independence

NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Ms. Phillipps, Ms. Cheshire, Ms. Smith, Ms. Townes-Whitley, and Ms. Zopp are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors, and NYSE rules require that the compensation committee and the nominating and corporate governance committee of a listed company be composed solely of independent directors. The charter of each committee is posted on our website.

Audit Committee

We have established an audit committee of our Board. Ms. Townes-Whitley, Ms. Cheshire, and Ms. Zopp serve as members of our audit committee, and Ms. Townes-Whitley chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Ms. Townes-Whitley, Ms. Cheshire, and Ms. Zopp meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board has determined that Ms. Townes-Whitley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

◾	overseeing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
◾	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
◾	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
◾	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
◾	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
◾	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
◾	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
◾	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board (“FASB”), the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our Board. Ms. Cheshire and Ms. Zopp serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Cheshire and Ms. Zopp are independent and Ms. Cheshire chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

◾	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
◾	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
◾	reviewing on an annual basis our executive compensation policies and plans;
◾	implementing and administering our incentive compensation equity-based remuneration plans;
◾	assisting Management in complying with our proxy statement and annual report disclosure requirements;
◾	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
◾	if required, producing a report on executive compensation to be included in our annual proxy statement; and
◾	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our existing officers or directors prior to, or for any services they render in order to effectuate, the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

Pursuant to its charter, the committee, by resolution approved by a majority of the committee, may form and delegate any of its responsibilities to a subcommittee so long as such subcommittee is solely comprised of one or more members of the committee and such delegation is not otherwise inconsistent with law and applicable rules and regulations of the SEC and the NYSE. The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel, or other advisor and will be directly responsible for the appointment, compensation, and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel, or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our Board. Ms. Phillipps and Ms. Smith serve as the members of the nominating and corporate governance committee, and Ms. Phillipps chairs the nominating and corporate governance committee. All members of our nominating and corporate governance committee are independent of and unaffiliated with our Sponsors and underwriters. We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

◾	identifying, screening, and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to the Board candidates for nomination for election at the annual general meeting or to fill vacancies on the Board;
◾	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;
◾	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors, and Management in the governance of the company; and
◾	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess, nor do we have a formal policy on diversity. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our Initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. Our Code of Ethics can be found on our corporate and investor website at www.empowermentandinclusion.com and is available in print (without charge) to any stockholder upon request to https://www.empowermentandinclusion.com/governance. We intend to disclose any amendment to, or waiver from, any provision of the Code of Ethics by posting such information on our corporate and investor website at www.empowermentandinclusion.com.

Conflicts of Interest

Our Sponsors or their respective affiliates may compete with us for business combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated by our Sponsors may be suitable for both us and for another entity and may be directed to such entity rather than to us. Neither our Sponsors nor members of our Management Team who are also employed by our Sponsors have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company. Our Sponsors and/or our Management Team, in their capacities as employees of our Sponsors or in their other endeavors, currently are required to present certain investment opportunities and potential business combinations to the various related entities described above, or third parties, before they present such opportunities to us. Our Sponsors and our Management Team may have similar obligations to additional entities or third parties.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Potential investors should also be aware of the following other potential conflicts of interest:

◾	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
◾	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
◾	Our Initial Stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our Initial Business Combination within 24 months after the closing of our IPO. If we do not complete our Initial Business Combination within such applicable period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or saleable by our Sponsors until the earlier of: (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, (x) if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our Initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable by our Sponsors or their permitted transferees, including our CEO and our CFO, until 30 days after the completion of our Initial Business Combination. Since our Sponsors and officers and directors may directly or indirectly own Common Stock and Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.
◾	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Initial Business Combination.
◾	Our Sponsors, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsors or an affiliate of one of our Sponsors or any of our officers or directors to finance transaction costs in connection with an intended Initial Business Combination. Up to $1,500,000 of such loans (including the up to $1,000,000 in Working Capital Loans committed by our Sponsors) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

◾	the corporation could financially undertake the opportunity;
◾	the opportunity is within the corporation’s line of business; and
◾	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Harold Ford, Jr.	The PNC Financial Services Group, Inc.	Financial Services	Executive Vice President and Vice Chairman

	HFJ Ventures, LLC	Business Consulting	Managing Partner
	Alliant Group	Business and Tax Consultancy	Advisory Director
	Lincoln Center	Art and Culture	Director
	POSSE	Art and Culture	Director
	Perelman Performing Arts Center	Art and Culture	Director
	Issue One	Political and Campaign Advocacy	Member

Virginia (Ginnie) Henkels	LCI Industries	Industrial Supply Services	Director
	Viad Corp	Live Events and Experiential Services	Director

Laura L. Long	The PNC Financial Services Group, Inc.	Financial Services	Deputy General Counsel

Richard K. Bynum	The PNC Financial Services Group, Inc.	Financial Services	Chief Corporate Responsibility Officer
	Smithsonian National Museum of African American History & Culture	Art and Culture	Director
	Economic Club of Washington, D.C.	Non-Profit Organization	Director
	The Wolf Trap National Park for the Performing Arts	Art and Culture	Director
	The Federal City Council	Non-Profit Organization	Director
	The Philip L. Graham Fund Foundation	Non-Profit Organization	Director
	The United Way of the National Capital Area	Non-Profit Organization	Director
	The Greater Washington Community Foundation	Non-Profit Organization	Director
Stephanie M. Phillipps	Grain Management	Private Equity Management	Senior Advisor
	Clara Elizabeth Jackson Carter Foundation	Non-Profit Organization	Director
	Harvard Law School Black Alumni Network	Education	Director
	The Ellington Fund	Education	Director
	Genkast LLC	Online Information Services	Founder

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Gagan Singh	The PNC Financial Services Group, Inc.	Financial Services	Chief Investment Officer
	University of Maryland’s Smith School of Business	Education	Member of Advisory Board
	IIT Bombay Heritage Foundation	Non-Profit Organization	Director
	Pratham USA	Non-Profit Organization	Director
	Treasury Borrowing Advisory Committee of the Securities Industry and Financial Markets Association	Non-Profit Organization	Member

Marjorie Rodgers Cheshire	A&R Development	Real Estate	Principal
	The PNC Financial Services Group, Inc.	Financial Services	Director
	Exelon Corporation	Energy Industry	Director
	Baltimore Equitable Insurance The Johns Hopkins Hospital Johns Hopkins Medicine	Insurance Healthcare	Chair Trustee

Toni Townes-Whitley	Nasdaq, Inc.	Financial Services	Director
	The PNC Financial Services Group, Inc.	Financial Services	Director
	The Johns Hopkins Hospital Johns Hopkins Medicine	Healthcare	Director
	The Thurgood Marshall College Fund	Non-Profit Organization	Director
	Partnership for Public Service	Non-Profit Organization	Director
	Princeton University’s Faith and Work Initiative	Non-Profit Organization	Director
	The Women’s Center of Northern Virginia	Non-Profit Organization	Advisor
	Women in Technology	Non-Profit Organization	Advisor, Past President

Andrea L. Zopp	Cleveland Avenue, LLC	Venture Capital	Managing Partner
	Relativity	E-Discovery and Data Management Services	Director
	Federal Home Loan Bank of Chicago	Financial Services	Director
	Black Ensemble Theater	Arts and Culture	Director
	Chicago State University	Education	Chair, Board of Trustees
	Economic Club of Chicago	Non-Profit Organization	Director
	MHub	Non-Profit Organization	Director
	Northwestern Memorial Hospital Foundation	Non-Profit Organization	Director

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity that is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our Initial Business Combination.

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

In the event that we submit our Initial Business Combination to our Public Stockholders for a vote, pursuant to a letter agreement, our Sponsors, officers, and directors have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of D&O liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they may acquire (in the event we do not consummate an Initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the Initial Business Combination will also be required to waive) any right, title, interest, or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

We believe that these provisions, the D&O liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee, or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, these individuals may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsors, executive officers, or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors, or our or their respective affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an Initial Business Combination.

After the completion of our Initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed Initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely that the amount of such compensation will be known at the time of the proposed Initial Business Combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management Team’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management Team to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

CEO Letter Agreement

Pursuant to a letter agreement entered into between our Sponsors and our CEO dated September 21, 2020 (the “CEO Letter”), the Sponsors caused the Company’s transfer agent to register in the name of the CEO a number of Private Placement Warrants equal to 20% of the Private Placement Warrants purchased by the Sponsors (the “CEO Warrants”). In addition, the CEO purchased 100,000 Private Placement Warrants at a price of $1.00 per warrant.

Unless otherwise determined by the Board, if prior to the consummation of the Initial Business Combination, the CEO (i) resigns from the Company as CEO or (ii) is removed or otherwise terminated by the Board, then the CEO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CEO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CEO Warrants. CEO Warrants that have become exercisable are exercisable by delivery of a written or electronic notice of exercise to the Company in accordance with the terms of the warrant, accompanied by payment of the exercise price.

In addition, on September 21, 2020 PNCIC transferred 1,150,000 Founder Shares to our CEO. On January 7, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our CEO holding an aggregate of 1,380,000 Founder Shares. Under the CEO Letter, the Founder Shares held by the CEO are subject to forfeiture in certain circumstances as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

CFO Letter Agreement

Pursuant to a letter agreement entered into between our Sponsors and our CFO dated November 4, 2020 (the “CFO Letter”), the Sponsors caused the Company’s transfer agent to register in the name of the CFO a number of Private Placement Warrants equal to 7% of the Private Placement Warrants purchased by the Sponsors (the “CFO Warrants”).

Unless otherwise determined by the Board, if prior to the consummation of the Initial Business Combination, the CFO (i) resigns from the Company as Chief Financial Officer, (ii) is removed or otherwise terminated by the Board from the position of Chief Financial Officer, or (iii) dies, then the CFO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CFO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CFO Warrants. CFO Warrants that have become exercisable are exercisable by delivery of a written or electronic notice of exercise to the Company in accordance with the terms of the warrant, accompanied by payment of the exercise price. Warrants will be permitted to be exercised on a cashless basis in accordance with the warrant agreement.

In addition, on November 4, 2020, PNCIC transferred 301,875 Founder Shares to our CFO. On January 7, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our CFO holding an aggregate of 483,000 Founder Shares. Under the CFO Letter, the Founder Shares held by the CFO are subject to forfeiture in certain circumstances as described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of March 9, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
●	each of our executive officers and directors that beneficially owns shares of our Common Stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

As of March 9, 2022, PNCIC, Jefferies, our CEO, and our CFO owned 54.75%, 18.25%, 20%, and 7%, respectively, of the 6,900,000 issued and outstanding Founder Shares. In the table below, percentage ownership is based on 27,600,000 shares of Class A common stock and 6,900,000 shares of Class B common stock outstanding as of March 9, 2022.

Approximate
Percentage
	Number of	of
	Shares	Outstanding
	Beneficially	Common
Name of Beneficial Owners(1)	Owned	Stock
Five Percent Holders
The PNC Financial Services Group, Inc. (2)(3)	3,777,750	11.0%
Jefferies Financial Group Inc. (4)	1,509,250	4.4%

Directors and Executive Officers
Harold Ford Jr. (2)	1,380,000	4.0%
Virginia Henkels (2)	483,000	1.4%
Richard K. Bynum	—	*
Marjorie Rodgers Cheshire	—	*
Laura L. Long	—	*
Stephanie M. Philipps	—	*
Gagan Singh	—	*
Margaret B. (Peg) Smith	—	*
Toni Townes-Whitley	—	*
Andrea L. Zopp	—	*
All executive officers and directors as a group (10 individuals) (2)	1,863,000	5.4%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Empowerment & Inclusion Capital I Corp., 340 Madison Avenue, New York, New York 10173.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	The address for PNC Investment Capital Corp. is Two PNC Plaza, 22nd Floor, 620 Liberty Ave., Pittsburgh, Pennsylvania 15222. The PNC Financial Services Group, Inc. wholly owns and controls PNC Investment Capital Corp. and has voting and dispositive control over the shares held by PNC Investment Capital Corp.
(4)	The address for Jefferies Financial Group Inc. is 520 Madison Ave., New York, New York 10022. Interests shown consists of 1,259,250 Founder Shares held by Jefferies Financial Group Inc., 167,200 shares of Class A common stock held by Jefferies Strategic Investments, LLC (“Jefferies Strategic”) and 82,800 shares of Class A common stock held by Riposte Global Opportunity Master Fund, LP (“Riposte”). Leucadia Asset Management LLC, which is indirectly wholly owned by Jefferies Financial Group Inc., is the investment manager of Jefferies Strategic and Riposte and has voting and dispositive control over the shares of Class A common stock held by Jefferies Strategic and Riposte. As such, Jefferies Financial Group Inc. may be deemed to beneficially own such shares of Class A common stock. Jefferies Financial Group Inc. disclaims beneficial ownership over the shares of Class A common stock owned by Jefferies Strategic and Riposte, except to the extent of Jefferies Financial Group Inc.’s pecuniary interest therein. Founder Shares, classified as shares of Class B common stock, are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

As of March 9, 2022, our Initial Stockholders beneficially owned 20.8% of the issued and outstanding shares of our Common Stock. Because of this ownership block, our Initial Stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation, and approval of significant corporate transactions, including approval of our Initial Business Combination.

The holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Initial Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed Initial Business Combination.

The CEO Letter provides that if prior to the consummation of the first Business Combination (defined in the CEO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses) our CEO (i) resigns from the Company as Chief Executive Officer, or (ii) is removed or otherwise terminated by the Board from the position as Chief Executive Officer for Cause, then the Founder Shares that are held by the CEO will be forfeited to the Sponsors in full (on a pro rata basis) and our CEO in return will receive from the Sponsors (on a pro rata basis) the lesser of (A) the original purchase price for such Founder Shares and (B) the fair market value of such Founder Shares at the time of forfeiture. If prior to the consummation of the first Business Combination (as defined in the CEO Letter) our CEO is removed or otherwise terminated by the Board from the position as Chief Executive Officer for any reason other than Cause, then 50% of the Founders Shares held by the CEO will be forfeited to the Sponsors in full (on a pro rata basis) and our CEO in return will receive from the Sponsors (on a pro rata basis) the lesser of (A) the original purchase price for such Founder Shares and (B) the fair market value of such Founder Shares at the time of forfeiture. For purposes of the foregoing, “Cause” means (i) the CEO’s material failure to perform his duties according to reasonably acceptable standards following notice from the Board and his failure to cure such performance deficiencies within 15 business days of receipt of such notice; (ii) any act of fraud, misappropriation, material dishonesty, or embezzlement by the CEO against the Company or the Sponsors; or (iii) the CEO is convicted (including a plea of guilty or nolo contendere) of the commission of a felony that relates to or arises out of his service relationship with the Company or the Sponsors.

The CFO Letter provides that unless otherwise determined by the Board, if prior to the consummation of the first Business Combination (defined in the CFO Letter to include a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses) our CFO (i) resigns from the Company as Chief Financial Officer, (ii) is removed or otherwise terminated by the Board from the position as Chief Financial Officer for Cause, or (iii) dies, then the Founder Shares that are held by the CFO will be forfeited to the Sponsors in full (on a pro rata basis) and our CFO in return will receive from the Sponsors (on a pro rata basis) the lesser of (A) the original purchase price for such Founder Shares and (B) the fair market value of such Founder Shares at the time of forfeiture. If prior to the consummation of the first Business Combination (as defined in the CFO Letter) our CFO is removed or otherwise terminated by the Company from the position as Chief Financial Officer for any reason other than Cause, then 50% of the Founders Shares held by the CFO will be forfeited to the Sponsors in full (on a pro rata basis) and our CFO in return will receive from the Sponsors (on a pro rata basis) the lesser of (A) the original purchase price for such Founder Shares and (B) the fair market value of such Founder Shares at the time of forfeiture. For purposes of the foregoing, “Cause” means (i) the CFO’s material failure to perform her duties according to reasonably acceptable standards following notice from the Board and her failure to cure such performance deficiencies within 15 business days of receipt of such notice; (ii) any act of fraud, misappropriation, material dishonesty, or embezzlement by the CFO against the Company or the Sponsors; or (iii) the CFO is convicted (including a plea of guilty or nolo contendere) of the commission of a felony that relates to or arises out of her service relationship with the Company or the Sponsors.

Our Sponsors and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The Founder Shares, Private Placement Warrants, and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our Sponsors, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, until the earlier of (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination (x) if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our Initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; and (ii) in the case of the Private Placement Warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our Initial Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsors, or any affiliates of our Sponsors; (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon the death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of an Initial Business Combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our Initial Business Combination; or (g) by virtue of the laws of Delaware or the organizational documents of either of our Sponsors upon dissolution of either of our Sponsors; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our Sponsors with respect to such securities (including provisions relating to voting, the Trust Account and liquidation distributions).

Registration Rights

Pursuant to the registration rights agreement entered into in connection with our IPO, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of at least 15% of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the Founder Shares, on the earlier of  (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination (x) if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our Initial Business Combination, or (y) the date following the completion of our Initial Business Combination on which we complete a liquidation, merger, share exchange, reorganization, or other similar transaction that results in all of our Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property; and (2) in the case of the Private Placement Warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for under Regulation S-K Item 407(a) is set forth under “Item 10. Directors, Executive Officers and Corporate Governance” above.

As of March 9, 2022, PNCIC, Jefferies, our CEO, and our CFO owned 54.75%, 18.25%, 20%, and 7%, respectively, of the 6,900,000 issued and outstanding Founder Shares. Upon conversion of the Company from a limited liability company to a corporation on September 17, 2020, Jefferies owned 1,150,000 Founder Shares. On September 17, 2020, we sold 4,600,000 Founder Shares to PNCIC for $20,000 in the form of a subscription receivable. On September 21, 2020, PNCIC transferred 1,150,000 Founder Shares to our CEO. On November 4, 2020, PNCIC transferred 301,875 Founder Shares to our CFO, and Jefferies transferred 100,625 Founder Shares to our CFO. On January 7, 2021, we effected a 1:1.2 stock split of our Class B common stock, resulting in our Initial Stockholders holding an aggregate of 6,900,000 Founder Shares. The Founder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. The Founder Shares held by the CEO and CFO are subject to forfeiture in certain circumstances. See “Item 10 Directors, Executive Officers and Corporate Governance—CEO Letter Agreement” and “Item 10 Directors, Executive Officers and Corporate Governance—CFO Letter Agreement.”

Our Sponsors and CEO purchased an aggregate of 7,520,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our IPO. The Sponsors caused the Company’s transfer agent to register in the name of the CEO and CFO the number of Private Placement Warrants equal to 20% and 7%, respectively, of the total Private Placement Warrants purchased by the Sponsors in the private placement that occurred simultaneously with the closing of our IPO. As such, our Sponsors’, CEO’s and CFO’s interest in this transaction is valued at $7,520,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of D&O liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Prior to the closing of our IPO, our Sponsors agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of our IPO, of which we borrowed $116,383. These loans were repaid upon the closing of our IPO

Our Sponsors have committed to making up to $1,000,000 in Working Capital Loans to us. In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsors or an affiliate of one of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an Initial Business Combination, we will repay loaned amounts. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of any Working Capital Loans made to us (including the Working Capital Loans committed by our Sponsors) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsors or an affiliate of one of our Sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Solebury Capital LLC, an affiliate of PNCIC, acted as a financial advisor in connection with the preparation for our IPO. We agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by underwriters for their services. In connection with our IPO, Solebury Capital LLC received $193,200 in fees (3.5% of the $5,520,000 in cash underwriting fees at the consummation of our IPO).

After our Initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

In connection with the closing of our IPO, we entered into a registration rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of Working Capital Loans (if any) and the shares of Class A Common Stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us, subject to certain limitations.

Policy for Approval of Related Party Transactions

Our Board has adopted a policy setting forth the policies and procedures for the audit committee’s review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its stockholders, and (v) the effect that the transaction may have on a director’s status as an independent member of the Board and on his or her eligibility to serve on the Board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

In the event we seek to consummate an Initial Business Combination with an entity that is affiliated with any of our Sponsors, officers, or directors or make the Initial Business Combination through a joint venture or other form of shared ownership with any of our Sponsors, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a members of FINRA or another independent entity that commonly renders valuation opinions that such Initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, non-cash payments, monies in respect of any payment of a loan, or other compensation will be paid by us to our Sponsors, officers or directors, or any affiliate of our Sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, the following payments have been or will be made to our Sponsors, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our Initial Business Combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to an affiliate of PNCIC of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support provided to us;
●	Payment to an affiliate of PNCIC and/or an affiliate of Jefferies, at the closing of our Initial Business Combination, of fees for any financial advisory, placement agency or other similar investment banking services provided by such entity to our company, and reimbursement of such entity for any out-of-pocket expenses incurred by such entity in connection with the performance of such services;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, and completing an Initial Business Combination; and

●	Repayment of loans that may be made by our Sponsors or an affiliate of one of our Sponsors or certain of our officers and directors to finance transaction costs in connection with an intended Initial Business Combination, including the Working Capital Loans of up to $1,000,000 committed by our Sponsors. Up to $1,500,000 of such loans (including the up to $1,000,000 in Working Capital Loans committed by our Sponsors) may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Other than the up to $1,000,000 in Working Capital Loans committed by our Sponsors, the terms of any additional Working Capital Loans by our Sponsors or their affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such additional loans.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or our or their affiliates pursuant to our related party transactions policy.

Item 14. Principal Accountant Fees and Services

The firm of Withum acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2021 and 2020, we incurred approximately $107,223 and $44,290, respectively, of fees from our independent registered public accounting firm, Withum, for the services performed in connection with our IPO and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the years ended December 31, 2021 and 2020, we incurred approximately $7,725 and no fees, respectively, from our independent registered public accounting firm for services related to tax compliance.

All Other Fees. For the year ended December 31, 2021 and 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8 of Part II.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits that are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

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

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

Item 16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2022

Empowerment & Inclusion Capital I Corp.

/s/ Harold Ford Jr.
Name:	Harold Ford Jr.
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Harold Ford Jr.	Chief Executive Officer and Chairman	March 9, 2022
Harold Ford Jr.	(Principal Executive Officer)

/s/ Virginia Henkels	Chief Financial Officer and Secretary	March 9, 2022
Virginia Henkels	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard K. Bynum	Director	March 9, 2022
Richard K. Bynum

/s/ Marjorie Rodgers Cheshire	Director	March 9, 2022
Marjorie Rodgers Cheshire

/s/ Laura L. Long	Director	March 9, 2022
Laura L. Long

/s/ Stephanie M. Phillipps	Director	March 9, 2022
Stephanie M. Phillipps

/s/ Gagan Singh	Director	March 9, 2022
Gagan Singh

/s/ Margaret B. Smith	Director	March 9, 2022
Margaret B. Smith

/s/ Toni Townes-Whitley	Director	March 9, 2022
Toni Townes-Whitley

/s/ Andrea L. Zopp	Director	March 9, 2022
Andrea L. Zopp

EMPOWERMENT & INCLUSION CAPITAL I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Empowerment & Inclusion Capital I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Empowerment & Inclusion Capital I Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 9, 2022

PCAOB ID: 100

EMPOWERMENT & INCLUSION CAPITAL I CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$98,035	$—
Prepaid expenses	532,138	—
Total current assets	630,173	—

Deferred offering costs	—	636,383
Investments held in Trust Account	276,026,697	—
TOTAL ASSETS	$276,656,870	$636,383

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$473,362	$3,936
Accrued offering costs	—	500,000
Promissory Notes – related party	—	116,383
Total current liabilities	473,362	620,319

Working Capital Promissory Notes	169,000	—
Deferred underwriting fee payable	9,660,000	—
Warrant liability	10,660,000	—
Total liabilities	20,962,362	620,319

Commitments and contingencies

Class A common stock subject to possible redemption 27,600,000 and no shares at $10.00 per share at December 31, 2021 and 2020, respectively	276,000,000	—

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2021 and 2020	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	—	24,310
Accumulated deficit	(20,301,182)	(3,936)
Total stockholders’ (deficit) equity	(20,305,492)	16,064
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,656,870	$636,383

The accompanying notes are an integral part of the financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020
Operating and formation costs	$1,098,067	$3,936
Loss from operations	(1,098,067)	(3,936)

Other income (expense):
Interest earned on investments held in Trust Account	26,697	—
Transaction costs attributable to Warrant liabilities	(633,329)	—
Change in fair value of Warrant liabilities	5,330,000	—
Change in fair value of Working Capital Promissory Notes	206,000	—
Total other income, net	4,929,368	—

Net income (loss)	$3,831,301	$(3,936)

Basic weighted average shares outstanding of Class A common stock	26,768,219	—
Basic net income per share, Class A common stock	$0.11	$—

Basic weighted average shares outstanding of Class B common stock	6,870,411	2,705,410
Basic net income (loss) per share, Class B common stock	$0.11	$(0.00)

Diluted weighted average shares outstanding of Class A common stock	26,768,219	—
Diluted net income per share, Class A common stock	$0.11	$—

Diluted weighted average shares outstanding of Class B common stock	6,900,000	2,705,410
Diluted net income (loss) per share, Class B common stock	$0.11	$(0.00)

The accompanying notes are an integral part of the financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class B		Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance — December 31, 2019	1,380,000	$138	$4,862	$(5,000)	$—	$—

Issuance of Class B common stock to Sponsor	5,250,000	552	19,448	—	—	20,000

Net loss	—	—	—	—	(3,936)	(3,936)

Balance – December 31, 2020	6,900,000	$690	$24,310	$(5,000)	$(3,936)	$16,064

Accretion of Class A common stock subject to redemption	—	—	(1,904,310)	—	(24,128,547)	(26,032,857)

Sale of 7,520,000 Private Placement Warrants	—	—	1,880,000	—	—	1,880,000

Net income	—	—	—	—	3,831,301	3,831,301

Balance – December 31, 2021	6,900,000	$690	$—	$(5,000)	$(20,301,182)	$(20,305,492)

The accompanying notes are an integral part of the financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,831,301	$(3,936)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Working Capital Promissory Notes	(206,000)	—
Change in fair value of Warrant liabilities	(5,330,000)
Transaction costs attributable to Warrant liabilities	633,329	—
Interest earned on investments held in Trust Account	(26,697)	—
Changes in operating assets and liabilities:
Prepaid expenses	(532,138)	—
Accrued expenses	469,426	3,936
Net cash used in operating activities	(1,160,779)	—

Cash flows from investing activities:
Investment of cash in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Placement Warrants	7,520,000	—
Repayment of Promissory Notes – related party	(128,302)	—
Proceeds from Working Capital Promissory Notes	375,000
Payment of offering costs	(987,884)	—
Net cash provided by financing activities	277,258,814	—

Net change in cash	98,035	—
Cash – beginning of year	—	—
Cash – end of year	$98,035	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$500,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through Promissory Notes – related party	$11,919	$116,383
Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Certain acronyms and terms used throughout this Annual Report on Form 10-K including these notes to the financial statements are specific to Empowerment & Inclusion Capital I Corp. and have been defined in the “Certain Terms” listing at the beginning of this document.

Empowerment & Inclusion Capital I Corp. was initially formed as a Delaware limited liability company on May 29, 1999 under the name of PHX Capital LLC. On September 17, 2020, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Empowerment & Inclusion Capital I Corp. The Company intends to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the IPO, which is described below, and subsequent to the IPO, public company-related activities for legal, financial reporting, accounting and auditing compliance and the identification of a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 12, 2021 the Company consummated the IPO of 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 3. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to PNCIC, Jefferies, and the Company’s CEO generating gross proceeds of $7,520,000, which is described in Note 4.

Transaction costs relating to the foregoing amounted to $16,316,186, consisting of $5,520,000 in cash underwriting fees, $9,660,000 and $415,804 of deferred underwriting and legal fees, respectively, with such deferred fees payable contingent upon the close of a Business Combination, and $720,382 of other offering costs. During the year ended December 31, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

Following the closing of the IPO on January 12, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s Management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

The Company will have until January 12, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $98,035 in its operating bank account and working capital of approximately $157,000. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans, of which up to $1,000,000 have been committed by our Sponsors (see Note 5).

On January 7, 2021, the Company issued Working Capital Promissory Notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to provide the Company with Working Capital Loans.

On August 20, 2021, the Company drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, the Company drew an additional aggregate of $100,000 on the Working Capital Promissory Notes. The Working Capital Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. The Working Capital Promissory Notes are convertible, at the lender’s option, into warrants to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

If the Company completes a Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, there was $375,000 and $0, respectively, outstanding under the Working Capital Promissory Notes with a fair value of $169,000 and $0, respectively (see Note 10).

The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes that it will have sufficient working capital and borrowing capacity from the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 12, 2023 to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the Warrant liability and Working Capital Promissory Notes. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs amounted to $16,316,186, of which $15,682,857 was charged to stockholders’ equity upon the completion of the IPO and $633,329 was expensed to the statements of operations (see Note 1).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. At December 31, 2020 there was no Class A common stock outstanding.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Class A common stock issuance costs	(15,682,857)
Plus:
Accretion of carrying value to redemption value	26,032,857

Class A common stock subject to possible redemption	$276,000,000

Warrant Liability

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480 and meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, the Company had a deferred tax asset of $225,814, which had a full valuation allowance recorded against it of $225,814. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2021 and 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the year ended December 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with (i) the IPO, (ii) the private placement, or (iii) the convertible feature of the Working Capital Loans since the exercise of the warrants is contingent upon the occurrence of future events. The Public Warrants and Private Placement Warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. The Working Capital Loans made to the Company may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could potentially be exercised or converted into common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,047,027	$784,274	$—	$(3,936)
Denominator:
Basic weighted average shares outstanding	26,768,219	6,870,411	—	2,705,410
Basic net income (loss) per common share	$0.11	$0.11	$—	$(0.00)

Diluted net income per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,044,343	$786,958	$—	$(3,936)
Denominator:
Diluted weighted average shares outstanding	26,768,219	6,900,000	—	2,705,410
Diluted net income (loss) per common share	$0.11	$0.11	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”) approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective as of January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsors and the Company’s CEO purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,520,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s CEO dated September 21, 2020, the Sponsors transferred to the CEO a number of CEO Warrants equal to 20% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the IPO.

Unless otherwise determined by the Board, if prior to the consummation of the Business Combination the CEO (i) resigns from the Company as CEO or (ii) is removed or otherwise terminated by the Board, the CEO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CEO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CEO Warrants.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s CFO dated November 4, 2020, the Sponsors transferred to the CFO a number of CFO Warrants equal to 7% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the IPO.

Unless otherwise determined by the Board , if prior to the consummation of the Business Combination the CFO (i) resigns from the Company as CFO, (ii) is removed or otherwise terminated by the Board or (iii) dies, the CFO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CFO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CFO Warrants.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In 1999, Jefferies subscribed for an aggregate of 1,000 shares of the Company’s membership interests for $5,000. On September 17, 2020, in connection with the Company’s conversion to a C Corporation, the Company converted the 1,000 membership interests owned by Jefferies into 1,150,000 shares of Class B common stock. Also, on September 17, 2020, PNCIC paid $20,000 to cover certain offering costs of the Company in consideration for 4,600,000 shares of the Company’s Class B common stock. As a result, there were 5,750,000 shares of Class B common stock issued and outstanding. On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All share and per share amounts have been retroactively restated to effect this stock split as of January 1, 2019.

Excluding the effect of the stock split discussed above, on September 21, 2020, PNCIC transferred 1,150,000 Founder Shares to the Company’s CEO. On November 4, 2020, PNCIC transferred 301,875 Founder Shares to the Company’s CFO, and Jefferies transferred 100,625 Founder Shares to the CFO.

The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture, to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding Common Stock after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of PNCIC a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021, the Company incurred and paid $107,107 in fees for these services. For the year ended December 31, 2020, no expenses were incurred.

Promissory Note — Related Party

On September 17, 2020, the Company issued unsecured promissory notes in favor of the Sponsors (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the Promissory Notes of $128,302 was repaid at the closing of the IPO on January 12, 2021.

Related Party Loans

On January 7, 2021, the Company issued the Working Capital Promissory Notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to provide the Company with Working Capital Loans. If the Company completes a Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. During the year ended December 31, 2021, the Company drew an aggregate of $375,000 on the Working Capital Promissory Notes, of which $281,250 was drawn from a Working Capital Promissory Note with PNCIC and $93,750 was drawn from a Working Capital Promissory Note with Jefferies. As of December 31, 2021 and 2020, there was $375,000 and $0, respectively, outstanding under the Working Capital Loans. Given the convertible feature contained within the Working Capital Promissory Notes, the Company has elected the fair value option for accounting purposes and recorded a change in fair value of $206,000 related to the Working Capital Loans for the year ended December 31, 2021 as described in Note 10 below.

Initial Public Offering

Jefferies acted as a lead underwriter in our IPO. Solebury Capital LLC, an affiliate of one of our Sponsors, acted as a financial advisor in connection with our IPO. We have agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by the underwriters for their services. As of December 31, 2021, we paid Jefferies $5,520,000 of underwriting fees of which Solebury Capital LLC received $193,200. An additional $9,660,000 of underwriting fees have been deferred and are payable contingent upon the close of a Business Combination.

We are under no obligation to engage any of the underwriters or financial advisors that provided services to us in our IPO to provide any services for us in the future, including with respect to a Business Combination, although we are not prohibited from doing so. Any of the underwriters or financial advisors that provided services to us in our IPO may introduce us to potential target businesses or assist us in raising additional capital in the future.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). These holders of at least 15% of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the costs and expenses incurred in connection with filing any such registration statements. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.

Underwriting and Legal Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The legal counsel who advised in connection with our IPO was entitled to a deferred fee of $415,804. During the year ended December 31, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANTS

As of December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;
●	if, and only if, the closing price of the shares of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the shares of Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by our Board, and in the case of any such issuance to our Initial Stockholders or their respective affiliates, without taking into account any Founder Shares held by the Sponsor, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

As of December 31, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$36,629	$827
Organizational costs/startup expenses	189,185	—
Total deferred tax asset	225,814	827
Valuation allowance	(225,814)	(827)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2021	2020
Federal	—	—
Current	$—	$—
Deferred	(224,987)	(827)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	224,987	827
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $170,490 and $3,936, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, Management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and 2020, the change in the valuation allowance was $224,987 and $827, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(29.3)%	—%
Transaction costs attributable to IPO	3.5%	—%
Change in fair value of promissory note	(1.1)%	—%
Change in valuation allowance	5.9%	(21.0)%
Income tax provision	(0.0)%	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions, and is subject to examination by the various taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$276,026,697

Liabilities:
Working Capital Promissory Notes	2	$169,000

Warrant liability - Public Warrants	1	$6,900,000
Warrant liability - Private Placement Warrants	2	3,760,000
Total Warrant liability		$10,660,000

At December 31, 2021, assets held in the Trust Account were comprised of $276,026,697 in money market funds that are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company had no withdrawals of interest earned on the Trust Account.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

At issuance, the Warrant liability for the Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value measurement. As of December 31, 2021, the fair value of the Private Placement Warrants was equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

As of issuance, the estimated fair value of the Warrants was determined using a Monte Carlo simulation and based on the following significant inputs:

January 12,
2021
(Issuance
Date)
Exercise price	$11.50
Stock price	$9.87
Volatility	15%
Probability of completing a Business Combination	90%
Term in Years	5.00
Risk-free rate	0.50%
Dividend yield	0.0%

The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the warrants is the probability of consummation of a Business Combination. The probability assigned to the consummation of a Business Combination was 90%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Initial measurement on January 12, 2021	$5,640,000	$10,350,000	$15,990,000
Transfer to Level 1 during the three months ended March 31, 2021	—	(10,350,000)	(10,350,000)
Change in fair value of Private Placement Warrants from January 12 to June 30, 2021	(75,200)	—	(75,200)
Transfer to Level 2 during the three months ended September 30, 2021	(5,564,800)	—	(5,564,800)
Fair value of Level 3 warrant liabilities as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,350,000 at the time of transfer. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $5,564,800 at the time of transfer.

The Company elected the fair value option for recording the Working Capital Promissory Notes. The Working Capital Promissory Notes are convertible into warrants identical to the Private Placement Warrants. As noted above, similar to the Private Placement Warrants, as of December 31, 2021, the fair value of the Working Capital Promissory Notes was equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of the Level 2 Working Capital Promissory Notes:

Fair value as of issuance on January 12, 2021	$—
Proceeds received from Working Capital Promissory Notes	375,000
Change in fair value	(206,000)
Fair value as of December 31, 2021	$169,000

NOTE 11 —  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 4, 2022, the Company drew an additional amount of $400,000 on the Working Capital Loans, of which $300,000 was drawn from a Working Capital Promissory Note with PNCIC and $100,000 was drawn from a Working Capital Promissory Note with Jefferies.