Form 10-Q
period 2022-03-31
Empowerment & Inclusion Capital I Corp.
filed 2022-05-13
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 27,600,000 shares of Class A common stock subject to possible redemption, $0.0001 par value per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$250,483	$98,035
Prepaid expenses	407,436	532,138
Total current assets	657,919	630,173

Investments held in Trust Account	276,051,303	276,026,697
TOTAL ASSETS	$276,709,222	$276,656,870

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$244,054	$473,362
Total current liabilities	244,054	473,362

Working Capital Promissory Notes	190,000	169,000
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liabilities	4,050,800	10,660,000
Total liabilities	14,144,854	20,962,362

Commitments and contingencies

Class A common stock subject to possible redemption 27,600,000 shares at $10.00 per share at March 31, 2022, and December 31, 2021	276,000,000	276,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022, and December 31, 2021	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	—	—
Accumulated deficit	(13,431,322)	(20,301,182)
Total stockholders’ deficit	(13,435,632)	(20,305,492)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$276,709,222	$276,656,870

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating and formation costs	$367,946	$337,047
Loss from operations	(367,946)	(337,047)

Other income (expense):
Interest earned on investments held in Trust Account	24,606	5,898
Transaction costs attributable to Warrant liabilities	—	(633,329)
Change in fair value of Warrant liabilities	6,609,200	3,600,400
Change in fair value of Working Capital Promissory Notes	604,000	—
Total other income, net	7,237,806	2,972,969

Net income	$6,869,860	$2,635,922

Basic and diluted weighted average shares outstanding of Class A common stock	27,600,000	23,960,440
Basic and diluted net income per share, Class A common stock	$0.20	$0.09

Basic and diluted weighted average shares outstanding of Class B common stock	6,900,000	6,781,319
Basic and diluted net income per share, Class B common stock	$0.20	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Deficit
Balance — January 1, 2022	6,900,000	$690	$(5,000)	$—	$(20,301,182)	$(20,305,492)

Net income	—	—	—	—	6,869,860	6,869,860

Balance – March 31, 2022	6,900,000	$690	$(5,000)	$—	$(13,431,322)	$(13,435,632)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Equity(Deficit)
Balance — January 1, 2021	6,900,000	$690	$(5,000)	$24,310	$(3,936)	$16,064

Accretion of Class A common stock subject to redemption	—	—	—	(1,904,310)	(24,128,547)	(26,032,857)

Sale of 7,520,000 Private Placement Warrants	—	—	—	1,880,000	—	1,880,000

Net income	—	—	—	—	2,635,922	2,635,922

Balance – March 31, 2021	6,900,000	$690	$(5,000)	$—	$(21,496,561)	$(21,500,871)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,869,860	$2,635,922
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Working Capital Promissory Notes	(604,000)	—
Change in fair value of Warrant liabilities	(6,609,200)	(3,600,400)
Transaction costs attributable to Warrant liabilities	—	633,329
Interest earned on investments held in Trust Account	(24,606)	(5,898)
Changes in operating assets and liabilities:
Prepaid expenses	124,702	(950,662)
Accrued expenses	(229,308)	110,071
Net cash used in operating activities	(472,552)	(1,177,638)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Repayment of Promissory Notes – related party	—	(128,302)
Proceeds from Working Capital Promissory Notes	625,000	—
Payment of offering costs	—	(572,080)
Net cash provided by financing activities	625,000	277,299,618

Net change in cash	152,448	121,980
Cash – beginning of period	98,035	—
Cash – end of period	$250,483	$121,980

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$84,196
Offering costs paid through promissory note	$—	$11,919
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Empowerment & Inclusion Capital I Corp. (the “Company”) was initially formed as a Delaware limited liability company on May 29, 1999 under the name of PHX Capital LLC. On September 17, 2020, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Empowerment & Inclusion Capital I Corp. The Company intends to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, public company-related activities for legal, financial reporting, accounting and auditing compliance and the identification of a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the IPO of 27,600,000 units (the “Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of one redeemable warrant (each whole redeemable warrant, a “Public Warrant”).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,520,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to PNC Investment Capital Corp. (“PNCIC”), Jefferies Financial Group Inc. (“Jefferies” and together with PNCIC, the “Sponsors”) and the Company’s Chief Executive Officer (“CEO”), Harold Ford Jr., generating gross proceeds of $7,520,000, which is described in Note 4.

Transaction costs relating to the foregoing amounted to $16,316,186, consisting of $5,520,000 in cash underwriting fees, $9,660,000 and $415,804 of deferred underwriting and legal fees, respectively, with such deferred fees payable contingent upon the close of an Initial Business Combination, and $720,382 of other offering costs. During the year ended December 31, 2021, the Company paid $150,000 in settlement of the outstanding deferred legal fee.

Following the closing of the IPO on January 12, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more initial business combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Warrants.

The Company will only proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving an Initial Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of an Initial Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsors have agreed (i) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of an Initial Business Combination and (ii) not to propose an amendment to the Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will have until January 12, 2023 to complete an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

The Sponsors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Sponsors acquired Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event that the Company does not complete an Initial Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $250,483 in its operating bank account and working capital of $463,749. In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to loan the Company additional funds as may be required (the “Working Capital Loans”), of which up to $1,000,000 was committed by our Sponsors on January 7, 2021, when the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”) (see Note 5).  As of March 31, 2022 and December 31, 2021, the Company has drawn upon the Working Capital Promissory Notes totaling $1,000,000 and $375,000, with a fair value of $190,000 and $169,000, respectively (see Note 9).

If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors or third parties. The Company’s officers and directors and the Sponsors may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes that it will have sufficient working capital and borrowing capacity from the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of an Initial Business Combination or at least one year from the date that the unaudited condensed financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has until January 12, 2023, to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition described above and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 9, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MARCH 31, 2022

(Unaudited)

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the Warrant liabilities and the Working Capital Promissory Notes. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs amounted to $16,316,186, of which $15,682,857 was charged to temporary equity upon the completion of the IPO, and $633,329 was expensed to the condensed statements of operations (see Note 1).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Class A common stock issuance costs	(15,705,459)
Plus:
Accretion of carrying value to redemption value	15,705,459

Class A common stock subject to possible redemption	$276,000,000

Warrant Liabilities

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

Convertible Working Capital Promissory Notes

The Company accounts for its convertible Working Capital Promissory Notes under ASC 815. Under section 815-15-25 of ASC 815, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under FASB ASC Topic 825, Financial Instruments (“ASC 825”). The Company has made such election for its Working Capital Promissory Notes. Using the fair value option, the Working Capital Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations (see Note 5).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $298,000 and $226,000, respectively. A full valuation allowance has been recorded at each date.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Income and losses are shared pro rata between the two classes of shares. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with (i) the IPO, (ii) the private placement, or (iii) the convertible feature of the Working Capital Loans since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. The Working Capital Loans made to the Company may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could potentially be exercised or converted into common stock and then share in the earnings of the Company.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$5,495,888	$1,373,972	$2,054,464	$581,458
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	23,960,440	6,781,319
Basic and diluted net income per common share	$0.20	$0.20	$0.09	$0.09

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsors and the Company’s CEO purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,520,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s CEO dated September 21, 2020, the Sponsors transferred to the CEO a number of Private Placement Warrants equal to 20% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the IPO (the “CEO Warrants”).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Unless otherwise determined by Board, if prior to the consummation of the Initial Business Combination the CEO (i) resigns from the Company as CEO or (ii) is removed or otherwise terminated by the Board, the CEO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

No shares of Class A common stock of the Company will be delivered pursuant to any exercise of a CEO Warrant until payment in full of the exercise price is received by the Company and the holder has paid to the Company an amount equal to any taxes required to be withheld or paid upon exercise of the CEO Warrants.

Pursuant to a letter agreement entered into between the Sponsors and the Company’s Chief Financial Officer (“CFO”), Virginia Henkels, dated November 4, 2020, the Sponsors transferred to the CFO a number of Private Placement Warrants equal to 7% of the outstanding Private Placement Warrants acquired by the Sponsors upon consummation of the IPO (the “CFO Warrants”).

Unless otherwise determined by the Board, if prior to the consummation of the Initial Business Combination the CFO (i) resigns from the Company as CFO, (ii) is removed or otherwise terminated by the Board or (iii) dies, the CFO Warrants shall be forfeited at no cost back to the Sponsors (on a pro rata basis).

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

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of an Initial Business Combination or (ii) subsequent to an Initial Business Combination, (a) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an Initial Business Combination, or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement on January 12, 2021, commencing February 1, 2021 through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of PNCIC approximately $10,000 per month for office space, utilities, and secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $29,211 and $19,474, respectively, in fees for these services.

Promissory Note — Related Party

On September 17, 2020, the Company issued unsecured promissory notes in favor of the Sponsors (the “Promissory Notes”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the Promissory Notes of $128,302 was repaid at the closing of the IPO on January 12, 2021.

Related Party Loans

On January 7, 2021, the Company issued the Working Capital Promissory Notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital. In addition, in order to finance transaction costs in connection with a business combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to provide the Company with additional Working Capital Loans.

The Working Capital Promissory Notes are non-interest bearing and payable upon the consummation of an Initial Business Combination. The Working Capital Promissory Notes are convertible, at the lender’s option, into warrants to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Given this conversion feature, the Company has elected the fair value option for recording the Working Capital Promissory Notes (see Note 9).

On August 20, 2021, the Company drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, the Company drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of December 31, 2021 to $375,000 with a fair value of $169,000 (see Note 9). On January 4, 2022, the Company drew an aggregate of $400,000 on the Working Capital Promissory Notes, and on March 23, 2022 drew the remaining $225,000, bringing the outstanding balance on the Working Capital Promissory Notes as of March 31, 2022 to $1,000,000 with a fair value of $190,000 (see Note 9).

If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company drew an aggregate of $1,000,000 on the Working Capital Promissory Notes, of which $250,000 was drawn from a Working Capital Promissory Note with PNCIC and $750,000 was drawn from a Working Capital Promissory Note with Jefferies. Given the convertible feature contained within the Working Capital Promissory Notes, the Company has elected the fair value option for accounting purposes and recorded a change in fair value of $604,000 related to the Working Capital Promissory Notes for the three months ended March 31, 2022, as described in Note 9.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Initial Public Offering

Jefferies, one of our Sponsors, acted as a lead underwriter in our IPO. Solebury Capital LLC, an affiliate of one of our Sponsors, acted as a financial advisor in connection with our IPO. We have agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by the underwriters for their services. As of March 31, 2022, we paid Jefferies $5,520,000 of underwriting fees of which Solebury Capital LLC received $193,200. An additional $9,660,000 of underwriting fees have been deferred and are payable contingent upon the closing of an Initial Business Combination.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the continuing impacts of the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, a specific material adverse impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law; provided that only holders of Class B common stock will have the right to vote on the election of directors prior to the Initial Business Combination. The shares of Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of an Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with an Initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of an Initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued or to be issued to any seller in an Initial Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of an Initial Business Combination and (ii) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that the Private Placement Warrants issued to Jefferies will not be exercisable more than five years from the effective date of the registration statement in accordance with FINRA rules. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of an Initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act or another exemption.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, except as described below, the Warrants will not be adjusted for the issuance of Class A common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Board, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by the Sponsors, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

As of March 31, 2022 and December 31, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$276,051,303	$276,026,697

Liabilities:
Working Capital Promissory Notes	2	$190,000	$169,000

Warrant liability - Public Warrants	1	$2,622,000	$6,900,000
Warrant liability - Private Placement Warrants	2	1,428,800	3,760,000
Total Warrant liabilities		$4,050,800	$10,660,000

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,051,303 and $276,026,697, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022 and December 21, 2021, the Company had no withdrawals of interest earned on the Trust Account.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

At issuance, the Warrant liability for the Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value measurement. The Private Placement Warrants have substantially the same terms as the Public Warrants, and therefore are valued based on the quoted market price of the Public Warrants as of March 31, 2022 and December 31, 2021. However, since the Private Placement Warrants are not actively traded, they are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of Level 3 Warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Initial measurement on January 12, 2021	$5,640,000	$10,350,000	$15,990,000
Transfer to Level 1 during the three months ended March 31, 2021	—	(10,350,000)	(10,350,000)
Change in fair value of Private Placement Warrants from January 12 to March 31, 2021	(150,400)	—	(150,400)
Fair value of Level 3 warrant liabilities as of March 31, 2021	$5,489,600	$—	$5,489,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $10,350,000 at the time of transfer. There were no transfers from Level 3 to Level 1 or Level 2 during the three month period ended March 31, 2022.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company elected the fair value option for recording the Working Capital Promissory Notes. The Working Capital Promissory Notes are convertible into warrants identical to the Private Placement Warrants. As noted above, similar to the Private Placement Warrants, as of March 31, 2022, the Working Capital Promissory Notes were valued based on the quoted market price of the Public Warrants as if they had been converted to warrants. However, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of the Level 2 Working Capital Promissory Notes:

Fair value as of January 1, 2022	$169,000
Proceeds received from Working Capital Promissory Notes	625,000
Change in fair value	(604,000)
Fair value as of March 31, 2022	$190,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Empowerment & Inclusion Capital I Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “may,” “plan,” “intend,” “estimate,” “seek” or the negative of these terms and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: (i) our ability to select an appropriate target business or businesses; (ii) our ability to complete our Initial Business Combination; (iii) our expectations around the performance of the prospective target business or businesses; (iv) our success in retaining or recruiting, or changes required in, our management team following our Initial Business Combination; (v) our management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements; (vi) our potential ability to obtain additional financing to complete our Initial Business Combination; (vii) our pool of prospective target businesses; (viii) the ability of our management team to generate a number of potential business combination opportunities; (ix) our public securities’ potential liquidity and trading; (x) the lack of a market for our securities; (xi) the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; (xii) the Trust Account not being subject to claims of third parties; or (xiii) our financial performance following our IPO.

For additional risk factors, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 9, 2022 (the “Form 10-K”). Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware for the purpose of effecting an Initial Business Combination.

We are a special purpose acquisition company driven by a unique and purpose-driven mission: to partner with a company making a positive difference in the world and support its growth to create value for all stakeholders. To share in that value creation, each of our Sponsors intends to donate all of their respective Founders Shares and warrants to initiatives supporting the economic empowerment and inclusion of underrepresented groups. It is our and our Sponsors’ core belief that by both empowering businesses focused on making a positive difference in the world and our Sponsors using their profits and at-risk capital to reinvest in our communities, we and our Sponsors can deliver significant stockholder value while also promoting a more inclusive economy and society.

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

IPO and Initial Business Combination

On January 12, 2021, we consummated our IPO of 27,600,000 Units, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A common stock at $11.50 per share, subject to adjustment. Simultaneously with the closing of the IPO, we consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to PNCIC, Jefferies and our CEO, generating gross proceeds of $7,520,000.

We will have until 24 months from the closing of the IPO, or January 12, 2023, to consummate an Initial Business Combination. If we have not completed an Initial Business Combination within such 24-month Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within the Combination Period.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

The issuance of additional shares of our stock in a business combination could:

●	significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present management team;
●	have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	adversely affect prevailing market prices for our shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock; and
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; as well as limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes, and other disadvantages compared to our competitors who have less debt.

Results of Operations

Since our inception on May 29, 1999 through March 31, 2022, we have only engaged in activities related to our organization, our IPO, post-IPO public company related activities for legal, financial reporting, accounting and auditing compliance, and the identification and evaluation of target businesses for a business combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of an Initial Business Combination. We generate small amounts of non-operating income in the form of interest income on investments held after the IPO. We will continue to incur public company expenses, as well as expenses for due diligence activities until we complete a business combination.

Results of Operations – Three Months Ended March 31, 2022

For the three months ended March 31, 2022, we had a net income of $6,869,860, which consisted of a change in fair value of Warrant liabilities of $6,609,200, change in the fair value of the Working Capital Promissory Notes of $604,000, and interest earned on investments held in the Trust Account of $24,606, partially offset by operating costs of $367,946.

Results of Operations – Three Months Ended March 31, 2021

For the three months ended March 31, 2021, we had a net income of $2,635,922, which consisted of a change in the fair value of Warrant liabilities of $3,600,400 and interest earned on investments held in the Trust Account of $5,898, partially offset by operating and formation costs of $337,047 and transaction costs attributable to Warrant liabilities of $633,329.

Liquidity and Capital Resources

We intend to effectuate our Initial Business Combination using the net cash from the IPO and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt, including proceeds from the Working Capital Loans that are described below.

Proceeds from IPO

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. As of March 31, 2022, we had investments held in the Trust Account of $276,051,303 (including $51,303 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

As of March 31, 2022, we had $250,483 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any additional proceeds from the Working Capital Loans primarily to pay public company related expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

On January 7, 2021, we issued the Working Capital Promissory Notes in favor of our Sponsors, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000 for working capital. The Working Capital Promissory Notes are non-interest bearing, payable upon the consummation of a business combination, and convertible, at the lender’s option, into warrants to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Promissory Notes are adjusted to the fair value of the underlying warrants at the end of each period.

On August 20, 2021, we drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, we drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of December 31, 2021 to $375,000. For the year ended December 31, 2021, there was a change in fair value of $206,000 leaving a recorded balance of $169,000.  On January 4, 2022, we drew an additional $400,000 on the Working Capital Promissory Notes and, on March 23, 2022, we drew the remaining $225,000, bringing the outstanding balance to $1,000,000 as of March 31, 2022.  For the three months ended March 31, 2022, there was a change in fair value of $604,000 leaving a recorded balance of $190,000.

If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that an Initial Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity. Such warrants would be identical to the Private Placement Warrants.

We do believe we will need to obtain additional funds to meet the expenditures required for operating our business. In addition, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to an Initial Business Combination. Moreover, we may need to obtain additional financing either to complete an Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of an Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an Initial Business Combination. If we are unable to complete an Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following an Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing to meet our obligations.

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

Summary of Cash Flows – Three Months Ended March 31, 2022

For the three months ended March 31, 2022, cash used in operating activities was $472,552. Net income of $6,869,860 was affected by interest earned on investments held in the Trust Account of $24,606, change in the fair value of Working Capital Promissory Notes of $604,000, and change in fair value of warrant liabilities of $6,609,200. Changes in operating assets and liabilities provided $104,606 of cash for operating activities. Net cash provided by financing activities was $625,000 generated from the proceeds of the Working Capital Promissory Notes.

As of March 31, 2022, we had $250,483 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any additional proceeds from the Working Capital Loans primarily to pay public company related expenses; identify and evaluate target businesses; perform business due diligence on prospective target businesses; travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners; review corporate documents and material agreements of prospective target businesses; and structure, negotiate and complete an Initial Business Combination.

Summary of Cash Flows – Three Months Ended March 31, 2021

For the three months ended March 31, 2021, cash used in operating activities was $1,177,638. Net income of $2,635,922 was affected by interest earned on investments held in the Trust Account of $5,898, change in fair value of warrant liabilities of $3,600,400, and transaction costs attributable to warrant liabilities of $633,329. Changes in operating assets and liabilities used $840,591 of cash for operating activities. During the three months ended March 31, 2021, we used $276,000,000 in investing activities to fund our Trust Account and generated $277,299,618 in financing activities from our IPO and sale of Private Placement Warrants, net of underwriting fees, offering costs, and the repayment of a promissory note to a related party (see Note 5 to the Condensed Financial Statements)

Commitments and Contingencies

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Convertible Working Capital Promissory Notes

The Company accounts for its convertible Working Capital Promissory Notes under ASC 815. Under section 815-15-25 of ASC 815, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Working Capital Promissory Notes. Using the fair value option, the Working Capital Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations (see Note 5 to the Condensed Financial Statements).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness associated with the accounting for certain complex financial instruments.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Form 10-K. As of the date of this Quarterly Report, there have been no material changes to such risk factors as previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: May 13, 2022	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)