Form 10-Q
period 2022-06-30
Empowerment & Inclusion Capital I Corp.
filed 2022-08-05
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 5, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value per share, subject to possible redemption and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$16,025	$98,035
Prepaid expenses	314,402	532,138
Total current assets	330,427	630,173

Investments held in Trust Account	276,401,897	276,026,697
TOTAL ASSETS	$276,732,324	$276,656,870

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$220,490	$473,362
Income taxes payable	43,842	—
Total current liabilities	264,332	473,362

Working Capital Promissory Notes	80,000	169,000
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liabilities	1,705,600	10,660,000
Total liabilities	11,709,932	20,962,362

Commitments and contingencies

Class A common stock subject to possible redemption 27,600,000 shares at approximately $10.00 per share at June 30, 2022, and December 31, 2021	276,061,751	276,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022, and December 31, 2021	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	—	—
Accumulated deficit	(11,035,049)	(20,301,182)
Total stockholders’ deficit	(11,039,359)	(20,305,492)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$276,732,324	$276,656,870

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$303,928	$305,498	$671,874	$642,545
Loss from operations	(303,928)	(305,498)	(671,874)	(642,545)

Other income (expense):
Interest earned on investments held in Trust Account	350,594	6,883	375,200	12,781
Transaction costs attributable to Warrant liabilities	—	—	—	(633,329)
Change in fair value of Warrant liabilities	2,345,200	(3,387,200)	8,954,400	213,200
Change in fair value of Working Capital Promissory Notes	110,000	—	714,000	—
Other income (expense), net	2,805,794	(3,380,317)	10,043,600	(407,348)

Income (Loss) before provision for income taxes	2,501,866	(3,685,815)	9,371,726	(1,049,893)
Provision for income taxes	(43,842)	—	(43,842)	—
Net income (loss)	$2,458,024	$(3,685,815)	$9,327,884	$(1,049,893)

Basic and diluted weighted average shares outstanding of Class A common stock	27,600,000	27,600,000	27,600,000	25,780,220
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.11)	$0.27	$(0.03)
Basic and diluted weighted average shares outstanding of Class B common stock	6,900,000	6,900,000	6,900,000	6,840,659
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.11)	$0.27	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Deficit
Balance — January 1, 2022	6,900,000	$690	$(5,000)	$—	$(20,301,182)	$(20,305,492)

Net income	—	—	—	—	6,869,860	6,869,860

Balance - March 31, 2022	6,900,000	$690	$(5,000)	$—	$(13,431,322)	$(13,435,632)

Accretion of Class A common stock subject to redemption	—	—	—	—	(61,751)	(61,751)

Net income	—	—	—	—	2,458,024	2,458,024

Balance – June 30, 2022	6,900,000	$690	$(5,000)	$—	$(11,035,049)	$(11,039,359)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$(5,000)	$24,310	$(3,936)	$16,064

Accretion of Class A common stock subject to redemption	—	—	—	(1,904,310)	(24,128,547)	(26,032,857)

Sale of 7,520,000 Private Placement Warrants	—	—	—	1,880,000	—	1,880,000

Net income	—	—	—	—	2,635,922	2,635,922

Balance - March 31, 2021	6,900,000	$690	$(5,000)	$—	$(21,496,561)	$(21,500,871)

Net loss	—	—	—	—	(3,685,815)	(3,685,815)

Balance – June 30, 2021	6,900,000	$690	$(5,000)	$—	$(25,182,376)	$(25,186,686)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,327,884	$(1,049,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Working Capital Promissory Notes	(714,000)	—
Change in fair value of Warrant liabilities	(8,954,400)	(213,200)
Transaction costs attributable to Warrant liabilities	—	633,329
Interest earned on investments held in Trust Account	(375,200)	(12,781)
Changes in operating assets and liabilities:
Prepaid expenses	217,736	(808,021)
Accrued expenses	(252,872)	187,899
Income taxes payable	43,842	—
Net cash used in operating activities	(707,010)	(1,262,667)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Repayment of Promissory Notes – related party	—	(128,302)
Proceeds from Working Capital Promissory Notes	625,000	—
Payment of offering costs	—	(572,080)
Net cash provided by financing activities	625,000	277,299,618

Net change in cash	(82,010)	36,951
Cash – beginning of period	98,035	—
Cash – end of period	$16,025	$36,951

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(84,196)
Offering costs paid through promissory note	$—	$11,919
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, public company-related activities for legal, financial reporting, accounting and auditing compliance and the identification of a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

JUNE 30, 2022

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

The Company will only proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased by them during or after the IPO in favor of approving an Initial Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

JUNE 30, 2022

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $16,025 in its operating bank account and working capital of $66,095. On July 8, 2022, working capital increased by $278,314 after the Company transferred a portion of the interest earned from the Trust Account to its operating account for Delaware franchise taxes paid since the IPO. In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to loan the Company additional funds as may be required (the “Working Capital Loans”), of which up to $1,000,000 was committed by our Sponsors on January 7, 2021, when the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”) (see Note 5). As of June 30, 2022 and December 31, 2021, the Company has drawn upon the Working Capital Promissory Notes totaling $1,000,000 and $375,000, with a fair value of $80,000 and $169,000, respectively (see Note 9).

If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has until January 12, 2023, to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition described above and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete an initial business combination before the mandatory liquidation date; however, it is uncertain whether management will succeed in doing so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 9, 2022 (the “Form 10-K”). The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs amounted to $16,316,186, of which $15,682,857 was charged to temporary equity upon the completion of the IPO and $633,329 was expensed to the condensed statements of operations (see Note 1).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds Allocated to Public Warrants	(10,350,000)
Class A common stock issuance costs	(15,682,857)
Plus:
Accretion of carrying value to redemption value	26,032,857

Class A common stock subject to possible redemption, December 31, 2021	$276,000,000
Plus:
Accretion of carrying value to redemption value	61,751

Class A common stock subject to possible redemption, June 30, 2022	$276,061,751

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

Convertible Working Capital Promissory Notes

The Company accounts for its convertible Working Capital Promissory Notes under ASC 815. Under section 815-15-25 of ASC 815, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under FASB ASC Topic 825, Financial Instruments (“ASC 825”). The Company has made such election for its Working Capital Promissory Notes. Using the fair value option, the Working Capital Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Working Capital Promissory Notes are recognized as a non-cash gain or loss on the condensed statements of operations (see Note 9).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021 due to changes in fair value in Warrant liability, changes in fair value in the Working Capital Promissory Notes, and changes in the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with (i) the IPO, (ii) the private placement, or (iii) the convertible feature of the Working Capital Loans since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. The Working Capital Loans made to the Company may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could potentially be exercised or converted into common stock and then share in the earnings of the Company.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$1,966,419	$491,605	$(2,948,652)	$(737,163)	$7,462,307	$1,865,577	$(829,728)	$(220,165)
Denominator
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	25,780,220	6,840,659
Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.11)	(0.11)	$0.27	$0.27	$(0.03)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrant liabilities and the Working Capital Promissory Notes (see Note 9).

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

JUNE 30, 2022

(Unaudited)

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement on January 12, 2021, commencing February 1, 2021 through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of PNCIC approximately $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $29,211 and $58,422, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred and paid $29,211 and $48,685, respectively, in fees for these services.

Promissory Note — Related Party

On September 17, 2020, the Company issued unsecured promissory notes in favor of the Sponsors (the “Promissory Notes”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the Promissory Notes of $128,302 was repaid at the closing of the IPO on January 12, 2021 and is no longer available.

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

On August 20, 2021, the Company drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, the Company drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of December 31, 2021 to $375,000 with a fair value of $169,000 (see Note 9). On January 4, 2022, the Company drew an aggregate of $400,000 on the Working Capital Promissory Notes, and on March 23, 2022 drew the remaining $225,000, bringing the outstanding balance on the Working Capital Promissory Notes as of June 30, 2022 to $1,000,000 with a fair value of $80,000 (see Note 9).

If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company drew an aggregate of $1,000,000 on the Working Capital Promissory Notes, of which $750,000 was drawn from a Working Capital Promissory Note with PNCIC and $250,000 was drawn from a Working Capital Promissory Note with Jefferies. Given the convertible feature contained within the Working Capital Promissory Notes, the Company has elected the fair value option for accounting purposes and recorded a change in fair value of $110,000 and $714,000 related to the Working Capital Promissory Notes for the three and six months ended June 30, 2022, respectively, as described in Note 9.

Initial Public Offering

Jefferies, one of our Sponsors, acted as a lead underwriter in our IPO. Solebury Capital LLC, an affiliate of one of our Sponsors, acted as a financial advisor in connection with our IPO. We have agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by the underwriters for their services. As of June 30, 2022, we paid Jefferies $5,520,000 of underwriting fees of which Solebury Capital LLC received $193,200. An additional $9,660,000 of underwriting fees have been deferred and are payable contingent upon the closing of an Initial Business Combination.

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

JUNE 30, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of an Initial Business Combination and (ii) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

(Unaudited)

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

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$276,401,897	$276,026,697

Liabilities:
Working Capital Promissory Notes	2	$80,000	$169,000

Warrant liability - Public Warrants	1	$1,104,000	$6,900,000
Warrant liability - Private Placement Warrants	2	601,600	3,760,000
Total Warrant liabilities		$1,705,600	$10,660,000

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,401,897 and $276,026,697, respectively, in money market funds which are invested primarily in U.S. Treasury Securities, which are presented on the condensed balance sheet at fair value. Through June 30, 2022 and December 31, 2021, the Company had no withdrawals of interest earned on the Trust Account.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

At issuance, the Warrant liability for the Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value measurement. The Private Placement Warrants have substantially the same terms as the Public Warrants, and therefore are valued based on the quoted market price of the Public Warrants as of June 30, 2022 and December 31, 2021. However, since the Private Placement Warrants are not actively traded, they are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of Level 3 Warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Initial measurement on January 12, 2021	$5,640,000	$10,350,000	$15,990,000
Transfer to Level 1 during the three months ended March 31, 2021	—	(10,350,000)	(10,350,000)
Change in fair value of Private Placement Warrants from January 12 to June 30, 2021	(75,200)	—	(75,200)
Transfer to Level 2 during the three months ended September 30, 2021	(5,564,800)	—	(5,564,800)
Fair value of Level 3 Warrant liabilities as of December 31,2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,350,000 at the time of transfer. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31,

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

2021 was $5,564,800 at the time of transfer. There were no transfers to/from during the three- and six-month period ended June 30, 2022.

The Company elected the fair value option for recording the Working Capital Promissory Notes. The Working Capital Promissory Notes are convertible into warrants identical to the Private Placement Warrants. As noted above, similar to the Private Placement Warrants, as of June 30, 2022, the Working Capital Promissory Notes were valued based on the quoted market price of the Public Warrants as if they had been converted to warrants. However, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of the Level 2 Working Capital Promissory Notes:

Fair value as of January 1, 2022	$169,000
Proceeds received from Working Capital Promissory Notes	625,000
Change in fair value	(604,000)
Fair value as of March 31, 2022	$190,000
Change in fair value	(110,000)
Fair value as of June 30, 2022	$80,000

NOTE 10. SUBSEQUENT EVENTS

On July 8, 2022, the Company transferred $278,314 of interest earned from the Trust Account to its operating account for Delaware franchise taxes paid since the IPO from the operating account.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “may,” “plan,” “intend,” “estimate,” “seek” or the negative of these terms and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including, but not limited to, the following: (i) our ability to select an appropriate target business or businesses; (ii) our ability to complete our Initial Business Combination, including due to recent increases in inflation in the United States and elsewhere, which could make it more difficult for us to consummate a business combination; (iii) our expectations around the performance of the prospective target business or businesses; (iv) our success in retaining or recruiting, or changes required in, our management team following our Initial Business Combination; (v) our management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements; (vi) our potential ability to obtain additional financing to complete our Initial Business Combination; (vii) our pool of prospective target businesses; (viii) the ability of our management team to generate a number of potential business combination opportunities; (ix) our public securities’ potential liquidity and trading; (x) the lack of a market for our securities; (xi) the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; (xii) the Trust Account not being subject to claims of third parties; or (xiii) our financial performance following our IPO.

For additional risk factors, please refer to the Risk Factors section of our Form 10-K. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Since our inception on May 29, 1999 through June 30, 2022, we have only engaged in activities related to our organization, our IPO, post-IPO public company related activities for legal, financial reporting, accounting and auditing compliance, and the identification and evaluation of target businesses for a business combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of an Initial Business Combination. We generate small amounts of non-operating income in the form of interest income on investments held after the IPO. We will continue to incur public company expenses, as well as expenses for due diligence activities until we complete a business combination.

Results of Operations – Three Months Ended June 30, 2022

For the three months ended June 30, 2022, we had a net income of $2,458,024, which consisted of a change in fair value of Warrant liabilities of $2,345,200, change in the fair value of the Working Capital Promissory Notes of $110,000, and interest earned on investments held in the Trust Account of $350,594, partially offset by operating costs of $303,928 and provision for income taxes of $43,842.

Results of Operations – Six Months Ended June 30, 2022

For the six months ended June 30, 2022, we had a net income of $9,327,884, which consisted of a change in fair value of Warrant liabilities of $8,954,400, change in the fair value of the Working Capital Promissory Notes of $714,000, and interest earned on investments held in the Trust Account of $375,200, partially offset by operating costs of $671,874 and provision for income taxes of $43,842.

Results of Operations – Three Months Ended June 30, 2021

For the three months ended June 30, 2021, we had a net loss of $3,685,815, which consisted of operating and formation costs of $305,498 and a change in fair value of Warrant liabilities of $3,387,200, offset by interest earned on investments held in the Trust Account of $6,883.

Results of Operations – Six Months Ended June 30, 2021

For the six months ended June 30, 2021, we had a net loss of $1,049,893, which consisted of operating and formation costs of $642,545 and transaction costs attributable to Warrant liabilities of $633,329, offset by change in the fair value of Warrant liabilities of $213,200 and interest earned on investments held in the Trust Account of $12,781.

Liquidity and Capital Resources

We intend to effectuate our Initial Business Combination using the net cash from the IPO and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt, including proceeds from the Working Capital Loans that are described below.

Proceeds from IPO

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. As of June 30, 2022, we had investments held in the Trust Account of $276,401,897 (including $401,897 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account. As of June 30, 2022, we had $16,025 of cash held outside the Trust Account.

On July 8, 2022, we transferred $278,314 of interest earned from the Trust Account to the operating account outside of the Trust for reimbursement of Delaware franchise taxes paid from the operating account. We intend to use the funds held outside the Trust Account and any additional proceeds from the Working Capital Loans primarily to pay public company related expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Proceeds from Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsors, their affiliates, or certain of our officers and directors may provide us with Working Capital Loans, of which up to $1,000,000 have been committed by our Sponsors in the form of Working Capital Promissory Notes as described below. In addition, in order to finance transaction costs in connection with a business combination, our Sponsors or their affiliates, or certain of our officers and directors, may, but are not obligated to, loan the Company additional funds as may be required.

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

On August 20, 2021, we drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, we drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of December 31, 2021 to $375,000. For the year ended December 31, 2021, there was a change in fair value of $206,000 leaving a recorded balance of $169,000. On January 4, 2022, we drew an additional $400,000 on the Working Capital Promissory Notes and, on March 23, 2022, we drew the remaining $225,000, bringing the outstanding balance to $1,000,000 as of June 30, 2022. For the three and six months ended June 30, 2022, there was a change in fair value of $110,000 and $714,000, respectively, leaving a recorded balance of $80,000 as of June 30, 2022.

If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. If an Initial Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity. Such warrants would be identical to the Private Placement Warrants.

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

Going Concern

We have until January 12, 2023 to consummate an Initial Business Combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination before the mandatory liquidation date; however, it is uncertain whether management will succeed in doing so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Summary of Cash Flows – Six Months Ended June 30, 2022

For the six months ended June 30, 2022, cash used in operating activities was $707,010. Net income of $9,327,884 was affected by interest earned on investments held in the Trust Account of $375,200, change in the fair value of Working Capital Promissory Notes of $714,000, and change in fair value of Warrant liabilities of $8,954,400. Changes in operating assets and liabilities provided $8,706 of cash for operating activities. Net cash provided by financing activities was $625,000 generated from the proceeds of the Working Capital Promissory Notes.

As of June 30, 2022, we had $16,025 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any additional proceeds from the Working Capital Loans primarily to pay public company related expenses; identify and evaluate target businesses; perform business due diligence on prospective target businesses; travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners; review corporate documents and material agreements of prospective target businesses; and structure, negotiate and complete an Initial Business Combination.

Summary of Cash Flows – Six Months Ended June 30, 2021

For the six months ended June 30, 2021, cash used in operating activities was $1,262,667. Net loss of $2,635,922 was affected by interest earned on investments held in the Trust Account of $12,781, change in fair value of Warrant liabilities of $633,329, and transaction costs attributable to Warrant liabilities of $633,329. Changes in operating assets and liabilities used $620,122 of cash for operating activities. During the six months ended June 30, 2021, we used $276,000,000 in investing activities to fund our Trust Account and generated $277,299,618 in financing activities from our IPO and sale of Private Placement Warrants, net of underwriting fees, offering costs, and the repayment of a promissory note to a related party (see Note 5 to the Condensed Financial Statements)

Commitments and Contingencies

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we have designed and implemented remediation measures to address the material weakness identified in our Form 10-K and our Form 10-Q for the quarter ended March 31, 2022 related to the Company’s financial reporting of complex financial instruments and in order to enhance our internal control over financial reporting. Specifically, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increasing communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The foregoing actions were completed as of March 31, 2022 and we concluded during the quarter ended June 30, 2022 that the previously identified material weakness in internal control over financial reporting was remediated.

Changes in Internal Control over Financial Reporting

As described above, the Company made changes to its internal control over financial reporting during the quarter ended March 31, 2022 and effectively maintained these controls during the quarter ended June 30, 2022, although the Company can offer no assurance that these changes will ultimately have the intended effects. Otherwise, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: August 5, 2022	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)