Form 10-Q
period 2022-09-30
Empowerment & Inclusion Capital I Corp.
filed 2022-11-04
CIK 1825720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 3, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value per share, subject to possible redemption and 6,900,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$232,205	$98,035
Prepaid expenses	157,617	532,138
Total current assets	389,822	630,173

Investments held in Trust Account	277,236,285	276,026,697
TOTAL ASSETS	$277,626,107	$276,656,870

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$249,065	$473,362
Income taxes payable	222,125	—
Total current liabilities	471,190	473,362

Working Capital Promissory Notes	60,000	169,000
Deferred underwriting fee payable	9,660,000	9,660,000
Warrant liabilities	1,279,200	10,660,000
Total liabilities	11,470,390	20,962,362

Commitments and contingencies

Class A common stock subject to possible redemption 27,600,000 shares at approximately $10.03 and $10.00 per share at September 30, 2022, and December 31, 2021, respectively	276,988,853	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022, and December 31, 2021	690	690
Stock subscription receivable from stockholders	(5,000)	(5,000)
Additional paid-in capital	—	—
Accumulated deficit	(10,828,826)	(20,301,182)
Total Stockholders’ Deficit	(10,833,136)	(20,305,492)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$277,626,107	$276,656,870

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$292,045	$(932)	$963,919	$641,613
(Loss) Income from operations	(292,045)	932	(963,919)	(641,613)

Other income (expense):
Interest earned on investments held in Trust Account	1,217,253	6,958	1,592,453	19,739
Transaction costs attributable to Warrant liabilities	—	—	—	(633,329)
Change in fair value of Warrant liabilities	426,400	(213,200)	9,380,800	—
Change in fair value of Working Capital Promissory Notes	20,000	89,000	734,000	89,000
Other income (expense), net	1,663,653	(117,242)	11,707,253	(524,590)

Income (Loss) before provision for income taxes	1,371,608	(116,310)	10,743,334	(1,166,203)
Provision for income taxes	238,283	—	282,125	—
Net income (loss)	$1,133,325	$(116,310)	$10,461,209	$(1,166,203)

Basic and diluted weighted average shares outstanding of Class A common stock	27,600,000	27,600,000	27,600,000	26,391,241
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.00)	$0.30	$(0.04)
Basic and diluted weighted average shares outstanding of Class B common stock	6,900,000	6,900,000	6,900,000	6,860,584
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.00)	$0.30	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Deficit
Balance — January 1, 2022	6,900,000	$690	$(5,000)	$—	$(20,301,182)	$(20,305,492)
Net income	—	—	—	—	6,869,860	6,869,860
Balance - March 31, 2022	6,900,000	690	(5,000)	—	(13,431,322)	(13,435,632)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(61,751)	(61,751)
Net income	—	—	—	—	2,458,024	2,458,024
Balance — June 30, 2022	6,900,000	690	(5,000)	—	(11,035,049)	(11,039,359)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(927,102)	(927,102)
Net income	—	—	—	—	1,133,325	1,133,325
Balance — September 30, 2022	6,900,000	$690	$(5,000)	$—	$(10,828,826)	$(10,833,136)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Stock
			Subscription
	Class B		Receivable	Additional		Total
	Common Stock		from	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	6,900,000	$690	$(5,000)	$24,310	$(3,936)	$16,064
Accretion of Class A common stock subject to possible redemption	—	—	—	(1,904,310)	(24,128,547)	(26,032,857)
Sale of 7,520,000 Private Placement Warrants	—	—	—	1,880,000	—	1,880,000
Net income	—	—	—	—	2,635,922	2,635,922
Balance - March 31, 2021	6,900,000	690	(5,000)	—	(21,496,561)	(21,500,871)
Net loss	—	—	—	—	(3,685,815)	(3,685,815)
Balance — June 30, 2021	6,900,000	690	(5,000)	—	(25,182,376)	(25,186,686)
Net loss	—	—	—	—	(116,310)	(116,310)
Balance — September 30, 2021	6,900,000	$690	$(5,000)	$—	$(25,298,686)	$(25,302,996)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,461,209	$(1,166,203)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Working Capital Promissory Notes	(734,000)	(89,000)
Change in fair value of Warrant liabilities	(9,380,800)	—
Transaction costs attributable to Warrant liabilities	—	633,329
Interest earned on investments held in Trust Account	(1,592,453)	(19,739)
Changes in operating assets and liabilities:
Prepaid expenses	374,521	(667,672)
Accrued expenses	(224,297)	229,875
Income taxes payable	222,125	—
Net cash used in operating activities	(873,695)	(1,079,410)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	382,865	—
Investment of cash in Trust Account	—	(276,000,000)
Net cash provided by (used in) investing activities	382,865	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Repayment of Promissory Notes – related party	—	(128,302)
Proceeds from Working Capital Promissory Notes	625,000	275,000
Payment of offering costs	—	(987,884)
Net cash provided by financing activities	625,000	277,158,814

Net change in cash	134,170	79,404
Cash – beginning of period	98,035	—
Cash – end of period	$232,205	$79,404

Supplemental cash flow information:
Cash paid for income taxes	$60,000	$—

Non-cash investing and financing activities:
Offering costs paid through promissory note – related party	$—	$11,919
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Empowerment & Inclusion Capital I Corp. (the “Company”) was initially formed as a Delaware limited liability company on May 29, 1999 under the name of PHX Capital LLC. On September 17, 2020, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Empowerment & Inclusion Capital I Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, public company-related activities for legal, financial reporting, accounting and auditing compliance and the identification of a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

SEPTEMBER 30, 2022

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

The Sponsors have agreed (i) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of an Initial Business Combination and (ii) not to propose an amendment to the Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company will have until January 12, 2023 (absent any extensions of such period with stockholder approval) to complete an Initial Business Combination (the “Combination Period”). If the Company is unable to complete an Initial Business Combination within the Combination Period, or if its stockholders have not approved an extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $232,205 in its operating bank account and working capital of $166,064, excluding certain tax liabilities payable with interest earned on the funds held in Trust. To fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to loan the Company additional funds as may be required (the “Working Capital Loans”), of which up to $1,000,000 was committed by the Sponsors on January 7, 2021, when the Company issued convertible promissory notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital (the “Working Capital Promissory Notes”) (see Note 5). As of September 30, 2022 and December 31, 2021, the Company has drawn upon the Working Capital Promissory Notes in amounts totaling $1,000,000 and $375,000, respectively, with a fair value of $60,000 and $169,000, respectively (see Note 9).

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

If the Company completes an Initial Business Combination, the Company may repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company, or convert up to $1.5 million into warrants (see Note 5). If an Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors or third parties. The Company’s officers and directors and the Sponsors may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company believes it will require additional borrowing capacity from the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of an Initial Business Combination or at least one year from the date that the unaudited condensed financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has until January 12, 2023, to consummate an Initial Business Combination, absent any extensions of such period, which would require stockholder approval. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If the Company is unable to complete an Initial Business Combination, or obtain such an extension, by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition described above and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 9, 2022 (the “Form 10-K”). The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these unaudited condensed financial statements are the determination of the fair value of the Warrant liabilities and the Working Capital Promissory Notes. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs amounted to $16,316,186, of which $15,682,857 was charged to temporary equity upon the completion of the IPO and $633,329 was expensed to the condensed statements of operations (see Note 1).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds Allocated to Public Warrants	(10,350,000)
Class A common stock issuance costs	(15,682,857)
Plus:
Accretion of carrying value to redemption value	26,032,857

Class A common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Accretion of carrying value to redemption value	988,853

Class A common stock subject to possible redemption, September 30, 2022	$276,988,853

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

Convertible Working Capital Promissory Notes

The Company accounts for its convertible Working Capital Promissory Notes under ASC 815. Under section ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under FASB ASC Topic 825, Financial Instruments (“ASC 825”). The Company has made such election for its Working Capital Promissory Notes. Using the fair value option, the Working Capital Promissory Notes are required to be recorded at their initial fair value on the date of

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Working Capital Promissory Notes are recognized as a non-cash gain or loss on the condensed statements of operations (see Note 9).

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021 due to changes in fair value in Warrant liability, changes in fair value in the Working Capital Promissory Notes, and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with (i) the IPO, (ii) the private placement, or (iii) the convertible feature of the Working Capital Loans since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. The Working Capital Loans made to the Company may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could potentially be exercised or converted into common stock and then share in the earnings of the Company.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$906,660	$226,665	$(93,048)	$(23,262)	$8,368,967	$2,092,242	$(925,590)	$(240,613)
Denominator
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	26,391,241	6,860,584
Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.00)	(0.00)	$0.30	$0.30	$(0.04)	$(0.04)

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

SEPTEMBER 30, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In 1999, Jefferies subscribed for an aggregate of 1,000 shares of the Company’s membership interests for $5,000. On September 17, 2020, in connection with the Company’s conversion to a C Corporation, the Company converted the 1,000 membership interests owned by Jefferies into 1,150,000 shares of the Company’s Class B common stock. Also, on September 17, 2020, PNCIC paid $20,000 to cover certain offering costs of the Company in consideration for 4,600,000 shares of the Company’s Class B common stock. As a result, there were 5,750,000 shares of Class B common stock issued and outstanding (the “Founder Shares”). On January 7, 2021, the Company effected a 1:1.2 stock split of its Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All share and per share amounts have been retroactively restated to give effect to this stock split.

Excluding the effect of the stock split discussed above, on September 21, 2020, PNCIC transferred 1,150,000 Founder Shares to the Company’s CEO. On November 4, 2020, PNCIC transferred 301,875 Founder Shares to the Company’s CFO, and Jefferies transferred 100,625 Founder Shares to the CFO.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement on January 12, 2021, commencing February 1, 2021 through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of PNCIC approximately $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $29,211 and $87,633, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred and paid $29,211 and $77,896, respectively, in fees for these services.

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

Related Party Loans

On January 7, 2021, the Company issued the Working Capital Promissory Notes in favor of the Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital. In addition, to finance transaction costs in connection with a business combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may but are not obligated to provide the Company with additional Working Capital Loans.

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

On August 20, 2021, the Company drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, the Company drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of December 31, 2021 to $375,000 with a fair value of $169,000 (see Note 9). On January 4, 2022, the Company drew an aggregate of $400,000 on the Working Capital Promissory Notes, and on March 23, 2022 drew the remaining $225,000, bringing the outstanding balance on the Working Capital Promissory Notes as of September 30, 2022 to $1,000,000 with a fair value of $60,000 (see Note 9).

If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans, including the Working Capital Promissory Notes, out of the proceeds of the Trust Account released to the Company. If an Initial Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or at the lender’s discretion, up to $1,500,000 of such Working Capital Loans made to the Company may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the Company drew an aggregate of $1,000,000 on the Working Capital Promissory Notes, of which $750,000 was drawn from a Working Capital Promissory Note with PNCIC and $250,000 was drawn from a Working Capital Promissory Note with Jefferies. Given the convertible feature contained within the Working Capital Promissory Notes, the Company has elected the fair value option for accounting purposes and recorded a change in fair value of $20,000 and $734,000 related to the Working Capital Promissory Notes for the three and nine months ended September 30, 2022, respectively, as described in Note 9.

Initial Public Offering

Jefferies, one of our Sponsors, acted as a lead underwriter in our IPO. Solebury Capital LLC, an affiliate of one of our Sponsors, acted as a financial advisor in connection with our IPO. We have agreed to pay Solebury Capital LLC up to 3.5% of the gross spread earned by the underwriters for their services. As of September 30, 2022, we paid Jefferies $5,520,000 of underwriting fees of which Solebury Capital LLC received $193,200. An additional $9,660,000 of underwriting fees have been deferred and are payable contingent upon the closing of an Initial Business Combination.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, whether in connection with an Initial Business Combination, the solicitation of stockholders to extend the time period that the Company has to complete an Initial Business Combination, or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an Initial Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, extension or otherwise, (ii) the structure

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or equity otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an Initial Business Combination and in the Company’s ability to complete an Initial Business Combination.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of an Initial Business Combination and (ii) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022 and December 31, 2021, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$277,236,285	$276,026,697

Liabilities:
Working Capital Promissory Notes	2	$60,000	$169,000

Warrant liability - Public Warrants	1	$828,000	$6,900,000
Warrant liability - Private Placement Warrants	2	451,200	3,760,000
Total Warrant liabilities		$1,279,200	$10,660,000

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $277,236,285 and $276,026,697, respectively, in money market funds which are invested primarily in U.S. Treasury Securities, which are presented on the condensed balance sheet at fair value. Through September 30, 2022 and December 31, 2021, the Company had $382,865 and $0 withdrawals of interest earned on the Trust Account, respectively.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

At issuance, the Warrant liability for the Warrants was valued as of January 12, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants are valued based on the quoted market price, under the ticker EPWR WS, which is a Level 1 fair value measurement. The Private Placement Warrants have substantially the same terms as the Public Warrants, and therefore are valued based on the quoted market price of the Public Warrants as of September 30, 2022 and December 31, 2021. However, since the Private Placement Warrants are not actively traded, they are listed as a Level 2 in the fair value hierarchy table above.

EMPOWERMENT & INCLUSION CAPITAL I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,350,000 at the time of transfer. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $5,564,800 at the time of transfer. There were no transfers to/from Level 3 during the three- and nine-month period ended September 30, 2022.

The Company elected the fair value option for recording the Working Capital Promissory Notes. The Working Capital Promissory Notes are convertible into warrants identical to the Private Placement Warrants. As noted above, similar to the Private Placement Warrants, as of September 30, 2022, the Working Capital Promissory Notes were valued based on the quoted market price of the Public Warrants as if they had been converted to warrants. However, they are not actively traded, and as such are listed as a Level 2 in the fair value hierarchy table above.

The following table presents the changes in the fair value of the Level 2 Working Capital Promissory Notes:

	2022	2021
Fair value as of January 1	$169,000	$—
Proceeds received from Working Capital Promissory Notes	625,000	—
Change in fair value	(604,000)	—
Fair value as of March 31	190,000	—
Change in fair value	(110,000)	—
Fair value as of June 30	80,000	—
Proceeds received from Working Capital Promissory Notes	—	275,000
Change in fair value	(20,000)	(89,000)
Fair value as of September 30	$(60,000)	186,000
Proceeds received from Working Capital Promissory Notes		100,000
Change in fair value		(117,000)
Fair value as of December 31		$169,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “may,” “plan,” “intend,” “estimate,” “seek” or the negative of these terms and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including, but not limited to, the following: (i) our ability to select an appropriate target business or businesses; (ii) our ability to complete our Initial Business Combination within the Combination Period (absent stockholder approval to obtain an extension of such period), including due to recent increases in inflation in the United States and elsewhere, which could make it more difficult for us to consummate a business combination; (iii) our expectations around the performance of the prospective target business or businesses; (iv) our success in retaining or recruiting, or changes required in, our management team following our Initial Business Combination; (v) our management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements; (vi) our potential ability to obtain additional financing to complete our Initial Business Combination; (vii) our pool of prospective target businesses; (viii) the ability of our management team to generate a number of potential business combination opportunities; (ix) our public securities’ potential liquidity and trading; (x) the lack of a market for our securities; (xi) the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; (xii) the Trust Account not being subject to claims of third parties; or (xiii) our financial performance following our IPO.

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

We will have until 24 months from the closing of the IPO, or January 12, 2023, to consummate an Initial Business Combination, absent any extensions of such period with stockholder approval. If we are unable to complete an Initial Business Combination or obtain such extension by this date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within the Combination Period.

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

Results of Operations

Since our inception on May 29, 1999 through September 30, 2022, we have only engaged in activities related to our organization, our IPO, post-IPO public company related activities for legal, financial reporting, accounting and auditing compliance, and the identification and evaluation of target businesses for a business combination. We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of an Initial Business Combination. We generate small amounts of non-operating income in the form of interest income on investments held after the IPO. We will continue to incur public company expenses, as well as expenses for due diligence activities until we complete a business combination.

Results of Operations – Three Months Ended September 30, 2022

For the three months ended September 30, 2022, we had a net income of $1,133,325, which consisted of a change in fair value of Warrant liabilities of $426,400, change in the fair value of the Working Capital Promissory Notes of $20,000, and interest earned on investments held in the Trust Account of $1,217,253, offset by operating costs of $292,045 and provision for income taxes of $238,283.

Results of Operations – Nine Months Ended September 30, 2022

For the nine months ended September 30, 2022, we had a net income of $10,461,209, which consisted of a change in fair value of Warrant liabilities of $9,380,800, change in the fair value of the Working Capital Promissory Notes of $734,000, and interest earned on investments held in the Trust Account of $1,592,453, offset by operating costs of $963,919 and provision for income taxes of $282,125.

Results of Operations – Three Months Ended September 30, 2021

For the three months ended September 30, 2021, we had a net loss of $116,310, which consisted of a loss on the change in the fair value of Warrant liabilities of $213,200, offset by interest income on marketable securities held in the Trust Account of $6,958, change in the fair value of the Working Capital Promissory Notes of $89,000 and operating income of $932.

Results of Operations – Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, we had a net loss of $1,166,203, which consisted of operating costs of $641,613 and transaction costs attributable to Warrant liabilities of $633,329, offset by interest income on marketable securities held in the Trust Account of $19,739 and change in the fair value of the Working Capital Promissory Notes of $89,000.

Liquidity and Capital Resources

We intend to effectuate our Initial Business Combination using the net cash from the IPO and sale of Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt, including proceeds from the Working Capital Loans that are described below.

Proceeds from IPO

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. As of September 30, 2022, we had investments held in the Trust Account of $277,236,285 (including $1,236,285 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have $382,865 withdrawals of interest earned from the Trust Account. As of September 30, 2022, we had $232,205 of cash held outside the Trust Account.

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

On January 7, 2021, we issued the Working Capital Promissory Notes in favor of our Sponsors, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000 for working capital. The Working Capital Promissory Notes are non-interest bearing, payable upon the consummation of an Initial Business Combination, and convertible, at the lender’s option, into warrants to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Promissory Notes are adjusted to the fair value of the underlying warrants at the end of each period.

On August 20, 2021, we drew an aggregate of $275,000 on the Working Capital Promissory Notes. Subsequently, on December 15, 2021, we drew an aggregate of $100,000 on the Working Capital Promissory Notes, bringing the outstanding balance as of December 31, 2021 to $375,000. For the year ended December 31, 2021, there was a change in fair value of $206,000 leaving a recorded balance of $169,000. On January 4, 2022, we drew an additional $400,000 on the Working Capital Promissory Notes and, on March 23, 2022, we drew the remaining $225,000, bringing the outstanding balance to $1,000,000 as of September 30, 2022. For the three and nine months ended September 30, 2022, there was a change in fair value of $20,000 and $734,000, respectively, leaving a recorded balance of $60,000 as of September 30, 2022.

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

We believe we will need to obtain additional funds to meet the expenditures required for operating our business through the earlier of the consummation of an Initial Business Combination or at least one year from the date that the unaudited condensed financial statements for the three months ended September 30, 2022 were issued. Moreover, we may need to obtain additional financing either to complete an Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of an Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an Initial Business Combination. If we are unable to complete an Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following an Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing to meet our obligations.

Going Concern

We have until January 12, 2023 to consummate an Initial Business Combination, absent any extensions of such period with stockholder approval. It is uncertain that we will be able to consummate an Initial Business Combination or obtain such extension by this time. If an Initial Business Combination is not consummated by this date, or if stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Summary of Cash Flows – Nine Months Ended September 30, 2022

For the nine months ended September 30, 2022, cash used in operating activities was $873,695. Net income of $10,461,209 was affected positively by non-operating cash flow items such as: interest earned on investments held in the Trust Account of $1,592,453, change in the fair value of Working Capital Promissory Notes of $734,000, and change in fair value of Warrant liabilities of $9,380,800. Changes in operating assets and liabilities provided $372,349 of cash for operating activities. Net cash provided by investing activities was $382,865 which pertains to cash withdrawals from Trust Account to pay taxes. Net cash provided by financing activities was $625,000 generated from the proceeds of the Working Capital Promissory Notes.

As of September 30, 2022, we had $232,205 of cash held outside the Trust Account. We intend to use the funds held outside the Trust Account and any additional proceeds from the Working Capital Loans primarily to pay public company related expenses; identify and evaluate target businesses; perform business due diligence on prospective target businesses; travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners; review corporate documents and material agreements of prospective target businesses; and structure, negotiate and complete an Initial Business Combination.

Summary of Cash Flows – Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, cash used in operating activities was $1,079,410. Net loss of $1,166,203 was affected by interest earned on marketable securities held in the Trust Account of $19,739, change in the fair value of Working Capital Promissory Notes of $89,000 and transaction costs attributable to Warrant liabilities of $633,329. Changes in operating assets and liabilities used $437,797 of cash for operating activities. During the nine months ended September 30, 2021, we used $276,000,000 in investing activities to fund the Trust Account and generated $277,158,814 in financing activities from the IPO and sale of Private Placement Warrants, net of underwriting fees, offering costs, and the repayment of a promissory note to a related party (see Note 5 to the Condensed Financial Statements)

Commitments and Contingencies

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMPOWERMENT & INCLUSION CAPITAL I CORP.

Date: November 4, 2022	By:	/s/ Harold Ford Jr.
	Name:	Harold Ford Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)